Form 10-Q
period 1996-03-31
PHARMAGENICS INC /DE/
filed 1996-05-13
CIK 887139

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:   MARCH 31, 1996          COMMISSION FILE NO.:   0-20138
- - -----------------------------------          ------------------------------


                               PHARMAGENICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                22-3072524
            --------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                 4 PEARL COURT, ALLENDALE, NEW JERSEY 07401-1623
               --------------------------------------------------
               (Address of Principal Executive Offices (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - (201) 818-1000
       -------------------------------------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes    X              No ______
                   -------


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock, $.01 par value, 451,608 Shares at May 1, 1996.

                               PHARMAGENICS, INC.

                               INDEX TO FORM 10-Q



                                                                          Page
                                                                          ----
PART  I.  FINANCIAL INFORMATION


          ITEM  1.   Financial Statements

          Balance Sheets as of March 31, 1996 and
          December 31, 1995 . . . . . . . . . . . . . . . .. . . . . . . .   3

          Statements of Operations for the Three Month
          periods ended March 31, 1996 and March 31, 1995 . . . .  . . . .   4

          Statements of Cash Flows for the Three Month periods ended
          March 31, 1996 and March 31, 1995. . . . . . . . . . . . . . . .   5

          Notes to Financial Statements  . . . . . . . . . . . . . . . . .   6

          ITEM 2.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .   9


PART II.  ITEM 6.    Exhibits and  Reports on Form 8-K.. . . . . . . . . .  11

                               PHARMAGENICS, INC.

                                 BALANCE SHEETS



                                                             March 31, 1996        December 31, 1995
                                                            ---------------       ------------------
                                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                               $    4,137,863         $    1,639,182
    Accounts receivable                                            106,842                 --
    Prepaid expenses                                                41,190                 22,970
                                                           ---------------        ---------------
         Total current assets                                    4,285,895              1,662,152

Property and equipment, net of $1,793,695 and
  $1,705,980 of accumulated depreciation                           917,149                996,048

Other assets                                                        35,425                 35,425
                                                           ---------------        ---------------

         Total assets                                       $    5,238,469         $    2,693,625
                                                           ---------------        ---------------
                                                           ---------------        ---------------

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                  $      928,913         $      942,736
     Deferred revenue                                              854,400              1,038,400
     Capital lease obligations - current                           262,946                321,650
                                                           ---------------        ---------------
          Total current liabilities                              2,046,259              2,302,786

Capital lease obligations - long-term                               35,876                 39,280
                                                           ---------------        ---------------
          Total liabilities                                      2,082,135              2,342,066
                                                           ---------------        ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
    10,000,000 shares authorized;
    Series A convertible preferred stock
     2,160,000 shares issued and outstanding,
     liquidation preference $4,017,600                              21,600                 21,600
    Series B convertible preferred stock
     2,138,399 shares issued and outstanding,
     liquidation preference $16,038,000                             21,384                 21,384
    Series C convertible preferred stock
     issued and outstanding 3,076,556 in 1996
     and 1,356,592 shares in 1995,
     liquidation preference $6,614,595                              30,765                 13,566
Common stock - $.01 par value,
    15,000,000 shares authorized,
     issued and outstanding 451,608 shares                           4,516                  4,516
Additional paid-in capital                                      26,070,690             22,394,917
Accumulated deficit                                            (22,835,047)           (21,939,837)
Deferred compensation                                             (157,574)              (164,587)

                                                           ---------------        ---------------
          Total stockholders' equity                             3,156,334                351,559
                                                           ---------------        ---------------

          Total liabilities and stockholders' equity        $    5,238,469         $    2,693,625
                                                           ---------------        ---------------
                                                           ---------------        ---------------


   The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended March 31,
                                          ------------------------------------
                                                1996                  1995
                                          --------------          -------------

Revenues:

   Research contracts                     $      498,470         $     525,000

   License fees and royalties                     --                       477

   Grants                                         --                     9,000
                                          --------------         -------------

     Total revenues                              498,470               534,477
                                          --------------         -------------

Costs and expenses:

   Research and development                    1,090,645             1,033,308

   General and administrative                    330,708               336,058
                                          --------------         -------------

     Total costs and expenses                  1,421,353             1,369,366
                                          --------------         -------------

Loss from operations                            (922,883)             (834,889)

Interest expense                                 (14,488)              (92,912)

Interest income                                   42,161                 7,209
                                          --------------         -------------

NET LOSS                                  $     (895,210)        $    (920,592)
                                          --------------         -------------
                                          --------------         -------------

Net loss per common share                 $        (1.98)        $       (2.04)
                                          --------------         -------------
                                          --------------         -------------
Weighted average common
   shares outstanding                            451,608               451,208
                                          --------------         -------------
                                          --------------         -------------


   The accompanying notes are an integral part of these financial statements.

                                 PHARMAGENICS, INC.

                              STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                       Three months ended March 31,
                                                       ----------------------------
                                                           1996             1995
OPERATING ACTIVITIES:                                  ------------     -----------
   Net loss                                            $   (895,210)    $  (920,592)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                           87,715          98,407
     Amortization of deferred compensation expense            2,063            --
     Expense incurred for warrants issued below
        fair market value                                       --           55,000
     Interest on loans converted into Series C
        preferred stock                                         --           13,585
     Changes in operating assets and liabilities:
        (Increase) in accounts receivable                  (106,842)           --
        (Increase) in prepaid expenses                      (18,220)        (36,079)
        Decrease in other assets                               --            15,840
        (Decrease) in accounts payable and
          accrued expenses                                  (13,823)       (154,134)
        (Decrease) increase in deferred revenue            (184,000)        280,000
                                                       ------------     -----------

     Net cash used in operating activities               (1,128,317)       (647,973)
                                                       ------------     -----------

INVESTING ACTIVITIES:

   Capital expenditures                                      (8,816)         (6,487)
                                                       ------------     -----------

     Net cash used in investing activities                   (8,816)         (6,487)
                                                       ------------     -----------

FINANCING ACTIVITIES:

   Issuance of Series C convertible preferred stock       3,697,922            --
   Payments on capital lease obligations                    (62,108)        (62,558)
   Proceeds from loan payable                                  --         1,000,000
                                                       ------------     -----------

     Net cash provided by financing activities            3,635,814         937,442
                                                       ------------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,498,681         282,982

Cash and cash equivalents at beginning of period          1,639,182         753,038
                                                       ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,137,863     $ 1,036,020
                                                       ------------     -----------
                                                       ------------     -----------

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest            $     14,488     $    24,327
                                                       ------------     -----------
                                                       ------------     -----------

     The accompanying notes are an integral part of these financial statements

                               PHARMAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  THE COMPANY

          PharmaGenics, Inc. (the "Company"), a Delaware corporation, was incorporated on August 11, 1989 and is an integrated drug discovery company principally engaged in the discovery and development of therapeutics based upon tumor suppressor genes and other cancer-related genes. The Company utilizes its proprietary SAGE (Serial Analysis of Gene Expression) technology to evaluate and identify genes that are abnormally expressed in cancer and other diseases, designs assays and implements high-throughput screens for identification of therapeutic lead compounds, and exploits its proprietary combinatorial chemistry technology to generate drug candidates targeting proteins relevant to cancer as well as other diseases.

          The Company is subject to a number of risks similar to those of other companies at this stage of development, including, among others, dependence on key individuals; the development of commercially usable products and processes; competition from substitute products or alternative processes; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; uncertainties related to clinical trials; uncertainties related to technological improvements and advances; the ability to obtain adequate additional financing necessary to fund operations and product development; uncertainties of obtaining required regulatory approvals; and uncertainties of future profitability. The Company expects to incur substantial additional costs before it can begin to generate revenue from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel.

The Company was able to obtain additional financing in 1995 and in the first quarter of 1996. As a result, the Company believes that its current cash resources and other available funding sources are sufficient to fund operations into early 1997. Since the Company will require additional funds before it is able to generate revenues sufficient to fund its operations beyond early 1997, it is seeking additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and might also seek to access the public market. There is no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient or the terms will be acceptable to the Company.


NOTE  2  -  BASIS OF PREPARATION

          The information presented at March 31, 1996 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain certain of the information and footnotes required by generally accepted accounting principles for annual financial statements. These financial statements should, therefore, be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-K. The December 31, 1995 balance sheet was derived from audited financial statements.

                               PHARMAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  2  -  BASIS OF PREPARATION (CONTINUED)

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE  3  -  ACCOUNTS RECEIVABLE

          In March 1996, the Company billed a collaborator, Boehringer Mannheim, GmbH, for contract research services performed. Payment in full was received in April 1996.


NOTE  4  -  SERIES C CONVERTIBLE PREFERRED STOCK

          In February 1996, the Company held a final closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and new investors. Including an initial closing in December 1995, total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.


NOTE  5  -  AGREEMENTS WITH PAINEWEBBER R&D PARTNERS III, L.P.

          In May 1994, the Company entered into a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"), pursuant to which the Partnership paid a $250,000 license fee and agreed, subject to certain conditions, to pay the Company up to $5,750,000 to conduct research and development on behalf of the Partnership on targets previously identified by the Company pursuant to a development plan originally projected to extend through March 31, 1996. The Company has continued research activities under such development plan beyond March 31, 1996. In March 1995 the R&D Agreements were modified to, among other things, expand the area of research under the development plan and to provide for acceleration of $750,000 of research funding under the R&D Agreements into 1995. In addition, in September 1995 the Company converted a $1,000,000 loan from the Partnership into Series C convertible preferred stock of the Company in lieu of repayment in cash, and thereby reduced by $1,000,000 research funding from the Partnership under the R&D Agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received. Furthermore, as of December 31, 1995 and March 31, 1996, $1,038,400 and $854,400, respectively, of the funding received represents deferred revenue under the R&D Agreements, which relate to research activities to be completed in 1996.

        The R&D Agreements grant to the Company an option (the "Purchase Option"), which in certain cases must be exercised, to purchase certain or all of the rights owned by the Partnership as a result of activities under the R&D Agreements ("Partnership Rights"). The Purchase Option terminates December 31, 1998 or earlier upon the occurrence of certain events. The Purchase Option exercise price to acquire the Partnership Rights begins at $9.4 million and increases quarterly after June 30, 1996 in increments up to $19.2 million. The option price may be paid in whole or in part in shares of the Company's common stock provided that such shares are registered under the Securities Act of 1933 and are tradable on a national securities exchange or The Nasdaq Stock Market National Market System.

                               PHARMAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5  -  AGREEMENTS WITH PAINEWEBBER R&D PARTNERS III, L.P. (CONTINUED)

In consideration for the Purchase Option, the Company issued to the Partnership a warrant to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and a warrant to purchase up to an additional 666,667 shares of the Company's common stock (the "Purchase Option Warrant"). With the modification of the R&D Agreements in March 1995, the exercise price on both the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. The Core Warrant is exercisable for a period of five years beginning 180 days following an initial public offering of the Company's common stock (the "IPO") but beginning no later than July 1, 1996. The Purchase Option Warrant is exercisable for a period of four years generally beginning ninety days following the termination of the Purchase Option. If an IPO has occurred and the Company exercises the Purchase Option, the Purchase Option Warrant is subject to partial or full cancellation. If the Company undergoes a change in control, as defined in the R&D Agreements, the Partnership has an option to convert the amounts provided to the Company under the R&D Agreements into equity of the Company. If such a conversion occurs, the Purchase Option Warrant will be cancelled and the Company will acquire sole rights to all technology under the R&D Agreements.

                               PHARMAGENICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Revenues for the three months ended March 31, 1996 were $498,470, a decrease of $36,000 compared to the three months ended March 31, 1995. Research contracts were the sole source of revenues for the three months ended March 31, 1996 and were the primary component of revenues for the comparable period in 1995.

          For the first quarter of 1996, fifty-eight percent of revenues were from a collaborative agreement with Boehringer Mannheim GmbH, thirty-seven percent were earned under the R&D Agreements with the Partnership and the balance was from a research agreement with Genetic Therapy, Inc. ("GTI"). Furthermore, as of March 31, 1996, the Company had received $854,400 of deferred revenue under the R&D Agreements, which relate to research activities to be completed after March 31, 1996. See Note 5 of Notes to Financial Statements. Additionally, all funding pursuant to the research agreement with GTI had been received and earned as of March 31, 1996. During the first quarter of 1995 research contract revenues were $525,000, ninety-five percent of which were earned under the R&D Agreements with the Partnership.

          Research and development expenses were $1,090,645 for the three months ended March 31, 1996 compared to $1,033,308 for the three months ended March 31, 1995. Research expenses to support programs at collaborators increased by approximately $96,000 and the Company paid bonuses to its research and development staff in the first quarter of 1996 totalling approximately $69,000 in an effort to reduce employee turnover. Research staffing decreased to 27 at March 31, 1996 from 35 at March 31, 1995 and from 32 at December 31, 1995, resulting in a decrease of approximately $55,000 in compensation expense (excluding the aforementioned bonuses) for the first quarter of 1996 compared to the same period in 1995. Bonuses (other than sign-on bonuses at start of employment) to research staff were not paid in 1995. As a result of lower staffing, expenses for research supplies decreased by $17,500 in the first quarter of 1996 compared to the first quarter of 1995. Depreciation and amortization expense for equipment and leasehold improvements decreased by approximately $16,000 as a result of such assets nearing full depreciation. Research and development expenses also reflect a decrease totalling approximately $12,000 in travel and equipment maintenance expenses in the first quarter of 1996 compared to the same period in 1995.

          General and administrative expenses were $330,708 for the three months ended March 31, 1996 compared to $336,058 for the three months ended March 31, 1995, a decrease of one and one-half percent primarily due to lower professional fees. A decrease of approximately $34,000 in legal fees was partially offset by the payment of bonuses to the Company's administrative staff in the first quarter of 1996 totalling approximately $25,000, excluding the bonus paid to the Company's president which was charged to expense in the fourth quarter of 1995, and the amortization of approximately $4,000 of deferred compensation expense in the first quarter of 1996. Bonuses (other than sign-on bonuses at start of employment) to employees other than the Company's president were not paid in 1995.

          The Company's interest expense decreased to $14,488 for the first quarter of 1996 from $92,912 for the first quarter of 1995, reflecting borrowings of $1,000,000 under loan agreements in February 1995 and the related issuance of warrants. The principal and accrued

                               PHARMAGENICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS(CONTINUED)

interest under the loan agreements were converted into Series C convertible preferred stock as of September 30, 1995. Interest income increased in 1996 due to higher cash and cash equivalent balances as a result of proceeds from the private placement offering completed in February 1996.

          Net losses were $895,210 for the three months ended March 31, 1996 and $920,592 for the three months ended March 31, 1995. The decrease was due to the swing from net interest expense of $85,703 in the first quarter of 1995 to net interest income of $27,673 in the first quarter of 1996.




LIQUIDITY AND CAPITAL RESOURCES


          As of March 31, 1996, the Company had cash and cash equivalents of $4,137,863, an increase of $2,498,681 compared to December 31, 1995. In February 1996, the Company held a final closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and new investors. Including an initial closing in December 1995, total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

During the first three months of 1996 cash used in operations increased to $1,128,317 as compared to $647,973 used in operations during the same period of 1995. The increase was primarily due to a reduction in funding under research agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company. Furthermore, as of March 31, 1996, all research funding pursuant to the research agreement with GTI had been received by the Company. Funding required for operating activities during the first quarter of 1996 was primarily provided by the use of cash reserves and proceeds received from the private placement offering. Funding required for operating activities during the same period of 1995 was provided by the use of cash reserves, research contract revenues and funding received under loan agreements. The loans were converted into Series C convertible preferred stock as of September 30, 1995.

          The Company expects to continue to finance its anticipated operating losses and its capital expenditures from existing cash reserves and at least $190,000 of grant funding in 1996 from the U.S. National Cancer Institute as the Company's share under the Cooperative Agreement award received in September 1995. In addition, the Company might receive additional research payments in 1996 pursuant to the collaborative agreement with Boehringer Mannheim GmbH. The amount and timing of such payments, however, are uncertain.

          The Company believes that its current cash resources and the aforementioned sources of funding are sufficient to fund operations into early 1997. The Company expects to incur substantial additional costs, however, before it might begin to generate revenue from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel. Since the Company will require additional funds before it is able to generate revenues sufficient to fund operations beyond early 1997, it is currently seeking

                               PHARMAGENICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and might also seek to access the public market. There is no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient or the terms will be acceptable.

          The discussion above includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the Company's expectations of research and collaborative agreements, operating expenses and access to capital. As such, actual results may vary materially from such expectations. Among the meaningful factors that may affect realization of such expectations are: dependence on key individuals; the development of commercially usable products and processes; competition from substitute products or alternative processes; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; uncertainties related to clinical trials; uncertainties related to technological improvements and advances; the ability to obtain adequate additional financing necessary to fund operations and product development; uncertainties of obtaining required regulatory approvals; and uncertainties of future profitability. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.



                          PART II -- OTHER INFORMATION

EXHIBIT#       DESCRIPTION AND METHOD OF FILING
- - --------       --------------------------------
3.1.      Third Restated Certificate of Incorporation.(7)
3.1(a)    Amendment to Third Restated Certificate of Incorporation.(8)
3.1(b)    Certificate of Designation of Series C Convertible Preferred Stock.(9)
3.2.      By-laws, as amended.(1)
4.1. Warrant Agreement dated November 14, 1991 by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent.(1)
4.2.      Form of Warrant Certificate.(1)
4.3.      Form of Common Stock Certificate and Series B Preferred Stock
          Certificate.(1)
10.1. Lease dated November 20, 1990, as amended, between AETNA Life Insurance Company and the Company.(1)
10.1(a)   Third Amendment to Exhibit 10.1.(2)
10.1(b)   Fourth Amendment to Exhibit 10.1.(8)
10.2. Letter Agreement dated June 8, 1990 between the Company and Michael I. Sherman.(1)
10.3. Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Michael I. Sherman.(1)
10.4. Restricted Stock Purchase Agreement dated April 24, 1991 between the Company and Michael I. Sherman.(1)
10.5. Incentive Stock Option Agreement dated September 27, 1991 between the Company and Michael I. Sherman.(1)
10.6. Letter Agreement dated February 15, 1991 between the Company and Murray A. Goldberg.(1)
10.6(a) Letter Agreement dated November 17, 1994 between the Company and Murray A. Goldberg.(1)
10.7. Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Murray A. Goldberg.(1)
10.8. Incentive Stock Option Agreement dated September 27, 1991 between the Company and Murray A. Goldberg.(1)
10.9. Letter Agreement dated July 27, 1990 between the Company and Alan F. Cook.(2)
10.9(a)   Letter Agreement dated November 17, 1994 between the Company and
          Alan F. Cook.(2)
10.10.    Convertible Preferred Stock and Warrant Purchase Agreement dated
          April 24, 1991 among the company and HealthCare Ventures II, L.P. and Everest Trust.(1)
10.11. Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Alan F. Cook.(2)
10.12. Stockholders' Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust.(1)
10.12(a)  Amendment to Stockholders' Agreement.(5)
10.12(b)  Amendment to Stockholders' Agreement.(7)
10.13. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to HealthCare Ventures II, L.P.(1)
10.14. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to Everest Trust.(1)
10.15.    Consent and Agreement to Amend dated September 27, 1991.(1)
10.15(a)  Amendment to Exhibit 10.15.(2)
10.16. Sales Agency Agreement dated as of October 7, 1991, as amended November 13, 1991, between the Company and PaineWebber Incorporated.
          (1)
10.17. Subscription Agreement dated November 14, 1991 among the Company and HealthCare Ventures II, L.P., Everest Trust and Norma Sarofin.(1)
10.18.    Registration Agreement dated November 14, 1991.(1)
10.19.    Registration Agreement dated November 14, 1991.(1)
10.20. Warrant to purchase Common Stock dated November 14, 1991 issued to PaineWebber Incorporated.(1)
10.21.    1991 Stock Option Plan, as amended.(7)
10.22. Equipment Lease Agreement, including Warrant Agreement, as amended, between the Company and Comdisco, Inc.(1)
10.23.+ Research Agreement dated March 1, 1989 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(10)

10.24.+ License Agreement dated February 5, 1992 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(10)
10.25.+ Agreement dated April 30, 1991 between Hoffmann-La Roche Inc. and the Company.(10)
10.26.+ Agreement dated April 1, 1990 between Georgetown University and the Company.(1)
10.26(a)  Letter Agreement dated January 25, 1993 modifying Exhibit 10.26.(2)
10.27.+ Agreement dated November 1, 1990 between Georgetown University and the Company.(1)
10.28. Consulting Agreement dated November 24, 1990 between the Company and Richard Schlegel.(1)
10.29. Consulting Agreement dated April 3, 1991 between the Company and Bert Vogelstein.(1)
10.30.+ License Agreement dated January 15, 1993 between the Company and Genetic Therapy, Inc.(2)
10.31. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Michael I. Sherman.(2)
10.32. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Murray A. Goldberg.(2)
10.32(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Murray A. Goldberg.(2)
10.33. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Alan F. Cook.(2)
10.33(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Alan F. Cook.(2)
10.34.+ Research Agreement effective April 1, 1993 between the Company and Genetic Therapy, Inc.(2)
10.35.    Form of Indemnification Agreement.(2)
10.36.    1993 Stock Option Plan, as amended.(7)
10.37.    Letter Agreement dated June 15, 1993, between the Company and
          Michael I. Sherman.(4)
10.38. Master Equipment Lease Agreement, including Warrant Agreement, dated September 10, 1993, between the Company and MMC/GATX Partnership
          No. 1.(4)
10.39.    1994 Independent Directors Stock Option Plan, as amended.(7)
10.40(a)  Letter Agreement dated December 22, 1993, between the Company and
          Paul P. Trotta.(5)
10.40(b) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Paul P. Trotta.(5)
10.40(c) Separation Agreement dated October 28, 1994, between the Company and Paul P. Trotta.(10)
10.41(a) Letter Agreement dated May 10, 1991, between the Company and Arthur H. Bertelsen.(5)
10.41(b)  Incentive Stock Option Agreements dated September 27, 1991,
          February 17, 1993, November 22, 1993 and March 7, 1994, between the Company and Arthur H. Bertelsen.(5)
10.41(c) Non-transferable Non-Qualified Stock Option Agreement dated June 17, 1991 between the Company and Arthur H. Bertelsen.(5)
10.42. Amendment dated March 23, 1994, to Agreement of April 30, 1991 between Hoffmann-La Roche Inc. and the Company including Stock Purchase Agreement and Warrants to purchase an aggregate of 150,000 shares of Common Stock.(5)
10.43.+ Program Agreement dated as of April 1, 1994 between the Company and PaineWebber R&D Partners III, L.P. (the "Partnership").(6)
10.43(a)+ First Amendment to Program Agreement, including Amended and Restated
          Glossary.(10)
10.44.+ Development Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
10.44(a)+ Amended and Restated Development Agreement.(10)
10.45.+ Purchase Option Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
10.45(a)+ Amended and Restated Purchase Option Agreement.(10)
10.46. Technology Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
10.46(a)  Amended and Restated Technology Agreement.(10)
10.47.+ Core Warrant dated as of April 1, 1994 issued by the Company to the Fund.(6)
10.47(a)  Amended and Restated Core Warrant.(10)
10.48.+ Purchase Option Warrant dated as of April 1, 1994 issued by the Company to the Partnership.(6)
10.48(a)+ Amended and Restated Purchase Option Warrant.(10)
10.49.+ Stock Purchase Agreement dated as of March 15, 1995 between the Company and the Partnership.(10)
10.50.+ Loan Agreement dated as of February 13, 1995 among the Company, HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., Everest Trust and Larry Abrams.(10)

10.50(a)  Amendment No. 1 to Exhibit 10.50(8)
10.51.+ Letter Agreement dated September 13, 1994 between the Company and Boehringer Mannheim GmbH, as supplemented December 7, 1994.(10)
10.52.+ License Agreement dated as of September 1, 1995 between the Company and The Johns Hopkins University.(8)
10.53 Letter Agreement dated June 8, 1995 between the Company and A. Steven Franchak.(8)
10.54 Non-Qualified Stock Option Agreement dated July 6, 1995 between the Company and A. Steven Franchak.(8)
10.55 Convertible Note dated June 8, 1995 between the Company and the Partnership.(8)
27        Financial Data Schedule(11)


_______________

* Confidential treatment is being requested. The copy filed as an exhibit omits the information subject to the request for Confidential Treatment.
+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the Grant of Confidential Treatment.
(1) Incorporated by reference to the corresponding Exhibit number of Registrant's Registration Statement on Form 10, No. 0-20138.
(2) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to Exhibit A of the Registrant's definitive Proxy Statement filed with the Securities and Exchange Commission on August 17, 1993.
(4) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1993.
(5) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(6) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the quarter ended March 31, 1994.
(7) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1994.
(8) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(9) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form
     10-K for the year ended December 31, 1994.
(11) Filed herewith.

Reports on Form 8-K:

     The Registrant filed a report on Form 8-K, dated February 23, 1996 to report the completion of a private placement.

                                    SIGNATURE
                                    ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PHARMAGENICS, INC.


                                      /s/  Michael I. Sherman
                                      ------------------------
                                      Michael I. Sherman, President
                                      and  Chief Executive Officer





                                      /s/  A. Steven Franchak
                                      -------------------------
                                      A. Steven Franchak, Vice President,
                                      Chief Financial Officer and Treasurer





Date:  May 13, 1996