Form 10-Q
period 1996-06-30
PHARMAGENICS INC /DE/
filed 1996-08-13
CIK 887139

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  JUNE 30, 1996             COMMISSION FILE NO.:   0-20138
- ---------------------------------             ------------------------------


                                  PHARMAGENICS, INC.
                               ------------------
                (Exact name of registrant as specified in its charter)


                  DELAWARE                        22-3072524
                  --------                        ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


                   4 PEARL COURT, ALLENDALE, NEW JERSEY 07401-1623
                 ----------------------------------------------
                  (Address of Principal Executive Offices (Zip Code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE - (201) 818-1000
       ------------------------------------------------------------------







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes __X__                No ____


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock, $.01 par value, 454,108 Shares at August 1, 1996.

                                  PHARMAGENICS, INC.

                                  INDEX TO FORM 10-Q



                                                                     PAGE
                                                                     ----

PART  I.      FINANCIAL INFORMATION


    ITEM  1.  Financial Statements

    Balance Sheets as of June 30, 1996 and
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .    3

    Statements of Operations for the Three Month and Six Month
    periods ended June 30, 1996 and June 30, 1995  . . . . . . . .     4

    Statements of Cash Flows for the Six Month periods ended
    June 30, 1996 and June 30, 1995. . . . . . . . . . . . . . . .     5

    Notes to Financial Statements  . . . . . . . . . . . . . . . .     6

    ITEM 2.    Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . .     9


PART II. ITEM 1.         Legal Proceedings. . . . . . . . . . . .     12

    ITEM 6.              Exhibits and  Reports on Form 8-K. . . .     12

                                  PHARMAGENICS, INC.

                                    BALANCE SHEETS




                                                                   June 30, 1996     December 31, 1995
                                                                    (Unaudited)
                                                                ------------------   -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                     $        2,740,867   $       1,639,182
  Prepaid expenses                                                          45,957              22,970
                                                                ------------------   -----------------
     Total current assets                                                2,786,824           1,662,152

Property and equipment, net of $1,886,326 and
  $1,705,980 of accumulated depreciation                                   963,424             996,048

Other assets                                                                42,425              35,425
                                                                ------------------   -----------------

     Total assets                                               $        3,792,673   $       2,693,625
                                                                ------------------   -----------------
                                                                ------------------   -----------------

LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                         $          897,565   $         942,736
  Deferred revenue                                                         584,000           1,038,400
  Capital lease obligations - current                                      201,560             321,650
                                                                ------------------   -----------------
     Total current liabilities                                           1,683,125           2,302,786

Capital lease obligations - long-term                                       32,392              39,280
                                                                ------------------   -----------------
     Total liabilities                                                   1,715,517           2,342,066
                                                                ------------------   -----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
  10,000,000 shares authorized;
  Series A convertible preferred stock
     2,160,000 shares issued and outstanding,
     liquidation preference $4,017,600                                      21,600              21,600
  Series B convertible preferred stock
     2,138,399 shares issued and outstanding,
     liquidation preference $16,038,000                                     21,384              21,384
  Series C convertible preferred stock
     issued and outstanding 3,076,556 in 1996
    and 1,356,592 shares in 1995,
     liquidation preference $6,614,595                                      30,765              13,566
Common stock - $.01 par value,
  15,000,000 shares authorized,
     issued and outstanding 451,608 shares                                   4,516               4,516
Additional paid-in capital                                              26,069,865          22,394,917
Accumulated deficit                                                    (23,987,443)        (21,939,837)
Deferred compensation                                                      (83,531)           (164,587)
                                                                ------------------   -----------------
     Total stockholders' equity                                          2,077,156             351,559
                                                                ------------------   -----------------

     Total liabilities and stockholders' equity                 $        3,792,673   $       2,693,625
                                                                ------------------   -----------------
                                                                ------------------   -----------------



The accompanying notes are an integral part of these financial statements.

                                  PHARMAGENICS, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)




                             Three months ended June 30,    Six months ended June 30,
                             ---------------------------   ---------------------------
                                  1996           1995           1996          1995
                             ------------     ----------   ------------   ------------
Revenues:

  Research contracts           $270,400       $870,633       $768,870     $1,395,633

  License fees and royalties         --            289             --            766

  Grants                         90,249         27,000         90,249         36,000
                             ------------     ----------   ------------   ------------
    Total revenues              360,649        897,922        859,119      1,432,399
                             ------------     ----------   ------------   ------------
Costs and expenses:

  Research and development    1,125,708      1,026,009      2,216,353      2,059,317

  General and administrative    416,279        346,943        746,987        683,001
                             ------------     ----------   ------------   ------------
    Total costs and expenses  1,541,987      1,372,952      2,963,340      2,742,318
                             ------------     ----------   ------------   ------------
Loss from operations         (1,181,338)      (475,030)    (2,104,221)    (1,309,919)

Interest expense                (11,963)      (164,645)       (26,451)      (257,557)

Interest income                  40,905         11,049         83,066         18,258
                             ------------     ----------   ------------   ------------
NET LOSS                    $(1,152,396)     $(628,626)   $(2,047,606)   $(1,549,218)
                             ------------     ----------   ------------   ------------
                             ------------     ----------   ------------   ------------
Net loss per common share        $(2.55)        $(1.39)        $(4.53)        $(3.43)
                             ------------     ----------   ------------   ------------
                             ------------     ----------   ------------   ------------
Weighted average common
   shares outstanding           451,608        451,308        451,608        451,258
                             ------------     ----------   ------------   ------------
                             ------------     ----------   ------------   ------------







      The accompanying notes are an integral part of these financial statements.

                                  PHARMAGENICS, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                                 Six months ended June 30,
                                                                ---------------------------
                                                                    1996           1995
                                                                ------------   ------------
OPERATING ACTIVITIES:

  Net loss                                                     $(2,047,606)   $(1,549,218)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                  180,345        188,604
    Amortization of deferred compensation expense                   75,282         87,863
    Expense incurred for warrants issued below fair market value        --        165,000
    Interest on loans converted into Series C preferred stock           --         46,435
    Changes in operating assets and liabilities:
        (Increase) in prepaid expenses                             (22,986)       (30,503)
        (Increase) decrease in other assets                         (7,000)        15,840
        (Decrease) in accounts payable and accrued expenses        (45,171)      (169,110)
        (Decrease) increase in deferred revenue                   (454,400)       184,367
                                                                ------------   ------------
    Net cash used in operating activities                       (2,321,536)    (1,060,722)
                                                                ------------   ------------
INVESTING ACTIVITIES:

  Capital expenditures                                            (147,722)       (12,315)
                                                                ------------   ------------
    Net cash used in investing activities                         (147,722)       (12,315)
                                                                ------------   ------------
FINANCING ACTIVITIES:

  Issuance of Series C convertible preferred stock               3,697,922             --
  Payments on capital lease obligations                           (126,979)      (119,423)
  Proceeds from exercise of stock options                               --            188
  Proceeds from loans payable                                           --      2,000,000
                                                                ------------   ------------
    Net cash provided by financing activities                    3,570,943      1,880,765
                                                                ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,101,685        807,728

Cash and cash equivalents at beginning of period                 1,639,182        753,038
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 2,740,867    $ 1,560,766
                                                                ------------   ------------
                                                                ------------   ------------
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                     $    26,451    $    46,122
                                                                ------------   ------------
                                                                ------------   ------------



      The accompanying notes are an integral part of these financial statements

                                  PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE  1  -  THE COMPANY

         PharmaGenics, Inc. (the "Company"), a Delaware corporation, was incorporated on August 11, 1989 and is an integrated drug discovery company principally engaged in the discovery and development of therapeutics for the treatment of cancer based upon tumor suppressor genes and other cancer-related genes. The Company utilizes proprietary SAGE (Serial Analysis of Gene Expression) technology to evaluate and identify genes that are abnormally expressed in cancer and other diseases, designs assays and implements high-throughput screens for identification of therapeutic lead compounds, and exploits its proprietary combinatorial chemistry technology to generate drug candidates targeting proteins relevant to cancer as well as other diseases.

         The Company is subject to a number of risks similar to those of other companies at this stage of development, including, but not limited to, dependence on key individuals; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; uncertainties related to clinical trials; uncertainties related to technological improvements and advances; the need and ability to obtain adequate additional financing necessary to fund continuing operations and product development; uncertainties of obtaining required regulatory approvals; and uncertainties of future profitability. The Company expects to incur substantial additional costs before it can begin to generate revenue from product sales sufficient to fund its operations, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel.

         The Company was able to obtain additional financing in the first quarter of 1996 and believes that its current cash resources and other available funding sources are sufficient to fund operations into January 1997. Since the Company will require additional funds before it is able to generate revenues sufficient to fund its operations beyond such time, it is currently seeking additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and might also seek to access the private and public markets. There is no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient or the terms will be acceptable to the Company.

NOTE  2  -  BASIS OF PREPARATION

    The information presented at June 30, 1996 and for the three month and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain certain of the information and footnotes required by generally accepted accounting principles for annual financial statements. These financial statements should, therefore, be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-K. The December 31, 1995 balance sheet was derived from audited financial statements.

                                  PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE  2  -  BASIS OF PREPARATION (CONTINUED)

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE  3  -  SERIES C CONVERTIBLE PREFERRED STOCK

    In February 1996, the Company held a final closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Including an initial closing in December 1995, total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

NOTE  4  -  AGREEMENTS WITH PAINEWEBBER R&D PARTNERS III, L.P.

         In May 1994, the Company entered into a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"), pursuant to which the Partnership paid a $250,000 license fee and agreed, subject to certain conditions, to pay the Company up to $5,750,000 to conduct research and development on behalf of the Partnership on targets previously identified by the Company pursuant to a development plan originally projected to extend through March 31, 1996. The Company has continued research activities under such development plan beyond March 31, 1996. In March 1995 the R&D Agreements were modified to, among other things, expand the area of research under the development plan and to provide for acceleration of $750,000 of research funding under the R&D Agreements into 1995. In addition, in September 1995 the Company converted a $1,000,000 loan from the Partnership into Series C convertible preferred stock of the Company in lieu of repayment in cash, and thereby reduced by $1,000,000 research funding from the Partnership under the R&D Agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received. Furthermore, as of December 31, 1995 and June 30, 1996, $1,038,400 and $584,000, respectively, of the funding received represents deferred revenue under the R&D Agreements, which relate to research activities to be completed in 1996.

    The R&D Agreements grant to the Company an option (the "Purchase Option"), which in certain cases must be exercised, to purchase certain or all of the rights owned by the Partnership as a result of activities under the R&D Agreements ("Partnership Rights"). The Purchase Option terminates December 31, 1998 or earlier upon the occurrence of certain events. The Purchase Option exercise price to acquire the Partnership Rights began at $9.4 million and increases on July 1, 1996 to $9.8 million and then quarterly in increments up to $19.2 million. The option price may be paid in whole or in part in shares of the Company's common stock provided that such shares are registered under the Securities Act of 1933 and are tradable on a national securities exchange or The Nasdaq Stock Market National Market System.

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

                                  PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The following discussion should be read in conjunction with the Financial Statements and notes thereto included earlier in this report.

    Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussions regarding the Company's expectations of research and collaborative agreements, operating expenses, lease financing, legal proceedings and access to capital. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not vary materially from its expectations. Meaningful factors that could cause actual results to differ from expectations include, among others, uncertainties relating to whether patents will issue and whether patents that issue will provide the Company with adequate protection from other products or competitors; dependence on key individuals, particularly Michael I. Sherman, the Company's President and Chief Executive Officer; continued collaboration between the Company and Drs. Bert Vogelstein and Kenneth Kinzler of The Johns Hopkins University School of Medicine; continued collaboration between the Company and its other corporate, governmental and academic collaborators; establishment of additional collaborations with academia or corporations; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; uncertainties related to technological improvements and advances; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; the ability to obtain adequate additional financing necessary to fund operations and product development; the ability to obtain lease financing for capital equipment; uncertainties related to legal proceedings; uncertainties related to clinical trials; uncertainties of obtaining required regulatory approvals; advances in cancer research, in general; the ability of the Company to arrange for the manufacture and marketing of any new products; and uncertainties of future profitability. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

    Revenues for the three months and six months ended June 30, 1996 were $360,649 and $859,119, respectively, decreases of $537,273 and $573,280 compared to the same periods last year. Research contracts were the primary component of revenues for the periods and account for the decreases for the comparable periods.

    For the second quarter of 1996, the sole source of revenues earned under research contracts was a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"). For the first half of 1996, fifty-nine percent of revenues from research contracts were earned under the R&D Agreements, thirty-four percent were from a collaborative agreement with Boehringer Mannheim GmbH (see "Financial Condition, Liquidity and Capital Resources"), and the balance was from a research agreement with Genetic Therapy, Inc. ("GTI"). Furthermore, as of June 30, 1996, the Company had received $584,000 of deferred revenue under the R&D Agreements, which relate to research activities to be completed after June 30, 1996. See Note 4 of Notes to Financial Statements.

                                  PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS(CONTINUED)

Additionally, all funding pursuant to the research agreement with GTI had been received and earned as of March 31, 1996. During the second quarter and first half of 1995, eighty-six percent and ninety percent, respectively, of research contract revenues were earned under the R&D Agreements with the Partnership. Grant revenues in 1996 were earned under a five-year U.S. National Cancer Institute ("NCI") grant awarded as a Cooperative Agreement in September 1995 . Grant revenues in 1995 were earned under a NCI Small Business Innovative Research grant that was awarded in May 1994 and concluded in May 1995.

    Research and development expenses were $1,125,708 for the second quarter of 1996 and $2,216,353 for the first half of 1996, increases of $99,699 compared to the second quarter of 1995 and $157,036 compared to the first half of 1995. Research expenses to support programs at collaborators increased by approximately $117,000 in the second quarter and by approximately $213,000 in the first half of 1996 compared to the same periods last year. The Company incurred an increase of approximately $28,000 in the second quarter and $22,000 for the first half of 1996 compared to the same periods last year for scientific advisors mainly due to increases in consulting fees and the timing of meetings of the Company's Scientific Advisory Board. Compensation expense and costs for research supplies each decreased by approximately $24,000 in the second quarter of 1996 compared to the second quarter of 1995 mainly due to lower staffing during most of the 1996 quarter compared to the 1995 quarter. Although research staffing increased to 33 at June 30, 1996 from 32 at June 30, 1995 and from 32 at December 31, 1995, staffing was at lower levels during most of the quarter and first half of 1996 than at June 30, 1996.

    General and administrative expenses were $416,279 for the second quarter of 1996 and $746,987 for the first half of 1996, increases of approximately $69,000 compared to the second quarter of 1995 and $61,000 compared to the first half of 1995. These increases primarily are due to professional fees charged to expense in the second quarter of 1996.

    The Company's interest expense decreased to $11,963 for the second quarter of 1996 and to $26,451 for the first half of 1996 from $164,645 for the second quarter of 1995 and $257,557 for the first half of 1995, reflecting borrowings of $1,000,000 under loan agreements in February 1995 and the related issuance of warrants and borrowing of $1,000,000 upon the issuance of a convertible note to the Partnership in June 1995. The principal and accrued interest under the loan agreements and the convertible note were converted into Series C convertible preferred stock as of September 30, 1995. Interest income increased in 1996 due to higher cash and cash equivalent balances as a result of proceeds from the private placement offering completed in February 1996.

    Net losses were $1,152,396 for the quarter ended June 30, 1996 compared to $628,626 for the same quarter last year. For the first half of 1996 net losses were $2,047,606 compared to $1,549,218 for the first half of 1995. The increases in net losses were primarily due to decreases in revenue earned under research contracts, increases in research expenses to support programs at collaborators and increases in professional fees.

                                  PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had cash and cash equivalents of $2,740,867, an increase of $1,101,685 compared to December 31, 1995. In February 1996, the Company held a final closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Including an initial closing in December 1995, total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

    During the first half of 1996, cash used in operations increased to $2,321,536, as compared to $1,060,722 used in operations during the same period of 1995. The increase was primarily due to a reduction in funding under research agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company. In addition, with the receipt of $25,000 in the first quarter of 1996, all research funding pursuant to the research agreement with GTI has been received by the Company. The Company has received approximately $290,000 of contract research payments from Boehringer Mannheim GmbH ("Boehringer") in the first half of 1996, and might receive additional amounts in 1996 pursuant to the collaborative agreement with Boehringer. However, the amount and timing of any such payments are uncertain. Funding required for operating activities during the first half of 1996 was primarily provided by the use of cash reserves and proceeds received from the private placement offering. Funding required for operating activities during the same period of 1995 was provided by the use of cash reserves, research contract revenues and funding received under loan agreements. The loans were converted into Series C convertible preferred stock as of September 30, 1995.

    The Company expects to continue to finance its anticipated operating losses and its capital expenditures from existing cash reserves and approximately $100,000 of grant funding in the second half of 1996 from NCI as the Company's share under the Cooperative Agreement award received in September 1995. In addition, the Company might receive additional research payments in 1996 pursuant to the collaborative agreement with Boehringer. The Company is also pursuing equipment lease financing arrangements.

    The Company believes that its current cash resources and the aforementioned sources of funding are sufficient to fund operations into January 1997. The Company will require additional financing to continue its operations beyond such time. If additional funding is not obtained, the Company may be required to take one or more of the following actions: significantly curtail its research activities, cease operations, or obtain funds through arrangements with collaboration partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

The Company expects to incur substantial additional costs before it might begin to generate revenue from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel. Since the Company will require additional funds before it is able to generate revenues sufficient to fund operations, it is currently seeking additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and might also seek to access the private and public markets.
There is no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient or the terms will be acceptable to the Company.

                                  PHARMAGENICS, INC.



                             PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    On July 19, 1996, LBC Capital Resources, Inc. ("LBC") brought an action against the Company in the Superior Court of New Jersey in Bergen County, alleging breach of contract and related causes of action arising out of an agreement between the Company and LBC that obligated LBC to assist the Company in finding new sources of capital. LBC asserts that the Company improperly declined to pay LBC a commission in accordance with the agreement, and seeks damages in excess of $150,000. The Company does not believe that the agreement entitles LBC to a commission under these circumstances and will contest the action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit
    Numbers   Description and Method of Filing
    -------   --------------------------------


    3.1.      Third Restated Certificate of Incorporation.(7)
    3.1(a)    Amendment to Third Restated Certificate of Incorporation.(8)
    3.1(b)    Certificate of Designation of Series C Convertible Preferred
              Stock.(9)
    3.2.      By-laws, as amended.(1)
    4.1.      Warrant Agreement dated November 14, 1991 by and between the
              Company and American Stock Transfer & Trust Company, as Warrant
              Agent.(1)
    4.2.      Form of Warrant Certificate.(1)
    4.3.      Form of Common Stock Certificate and Series B Preferred Stock
              Certificate.(1)
    10.1.     Lease dated November 20, 1990, as amended, between AETNA Life
              Insurance Company and the Company.(1)
    10.1(a)   Third Amendment to Exhibit 10.1.(2)
    10.1(b)   Fourth Amendment to Exhibit 10.1.(8)
    10.2.     Letter Agreement dated June 8, 1990 between the Company and
              Michael I. Sherman.(1)
    10.3.     Non-Transferable, Non-Qualified Stock Option Agreement dated
              March 27, 1991 between the Company and Michael I. Sherman.(1)
    10.4.     Restricted Stock Purchase Agreement dated April 24, 1991 between the Company and Michael I. Sherman.(1)
    10.5.     Incentive Stock Option Agreement dated September 27, 1991 between the Company and Michael I. Sherman.(1)
    10.6.     Letter Agreement dated February 15, 1991 between the Company and
              Murray A. Goldberg.(1)
    10.6(a)   Letter Agreement dated November 17, 1994 between the Company and
              Murray Goldberg.(1)
    10.7.     Non-Transferable, Non-Qualified Stock Option Agreement dated
              March 27, 1991 between the Company and Murray A. Goldberg.(1)
    10.8.     Incentive Stock Option Agreement dated September 27, 1991 between the Company and Murray A. Goldberg.(1)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
    -------   --------------------------------


    10.9.     Letter Agreement dated July 27, 1990 between the Company and Alan
              F. Cook.(2)
    10.9(a) Letter Agreement dated November 17, 1994 between the Company and Alan F. Cook.(2)
    10.10. Convertible Preferred Stock and Warrant Purchase Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust.(1)
    10.11. Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Alan F. Cook.(2)
    10.11(a) Incentive Stock Option Agreement dated September 27, 1991 between the Company and Alan F. Cook.(2)
    10.12. Stockholders' Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust.(1)
    10.12(a)  Amendment to Stockholders' Agreement.(5)
    10.12(b)  Amendment to Stockholders' Agreement.(7)
    10.13. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to HealthCare Ventures II, L.P.(1)
    10.14. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to Everest Trust.(1)
    10.15. Consent and Agreement to Amend dated September 27, 1991.(1) 10.15(a) Amendment to Exhibit 10.15.(2)
    10.16. Sales Agency Agreement dated as of October 7, 1991, as amended November 13, 1991, between the Company and PaineWebber Incorporated.(1)
    10.17. Subscription Agreement dated November 14, 1991 among the Company and HealthCare Ventures II, L.P., Everest Trust and Norma Sarofin.(1)
    10.18.    Registration Agreement dated November 14, 1991.(1)
    10.19.    Registration Agreement dated November 14, 1991.(1)
    10.20. Warrant to purchase Common Stock dated November 14, 1991 issued to PaineWebber Incorporated.(1)
    10.21.    1991 Stock Option Plan, as amended.(7)
    10.22. Equipment Lease Agreement, including Warrant Agreement, as amended, between the Company and Comdisco, Inc.(1)
    10.23. + Research Agreement dated March 1, 1989 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(10)
    10.24.+ License Agreement dated February 5, 1992 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(10)
    10.25. + Agreement dated April 30, 1991 between Hoffmann-La Roche Inc. and the Company.(10)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
    -------   --------------------------------


    10.26.+ Agreement dated April 1, 1990 between Georgetown University and the Company.(1)
    10.26(a)  Letter Agreement dated January 25, 1993 modifying Exhibit
              10.26.(2)
    10.27.+ Agreement dated November 1, 1990 between Georgetown University and the Company.(1)
    10.28. Consulting Agreement dated November 24, 1990 between the Company and Richard Schlegel.(1)
    10.29. Consulting Agreement dated April 3, 1991 between the Company and Bert Vogelstein.(1)
    10.30.+ License Agreement dated January 15, 1993 between the Company and Genetic Therapy, Inc.(2)
    10.31. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Michael I. Sherman.(2)
    10.32. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Murray A. Goldberg.(2)
    10.32(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Murray A. Goldberg.(2)
    10.33. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Alan F. Cook.(2)
    10.33(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Alan F. Cook.(2)
    10.34.+ Research Agreement effective April 1, 1993 between the Company and Genetic Therapy, Inc.(2)
    10.35     Form of Indemnification Agreement.(2)
    10.36     1993 Stock Option Plan, as amended.(7)
    10.37 Letter Agreement dated June 15, 1993, between the Company and Michael I. Sherman.(4)
    10.38 Master Equipment Lease Agreement, including Warrant Agreement, dated September 10, 1993 between the Company and MMC/GATX Partnership No. 1.(4)
    10.39 1994 Independent Directors Stock Option Plan, as amended.(7) 10.40(a) Letter Agreement dated December 22, 1993, between the Company and
              Paul P. Trotta.(5)
    10.40(b) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Paul P. Trotta.(5)
    10.40(c) Separation Agreement dated October 28, 1994 between the Company and Paul P. Trotta.(10)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
    -------   --------------------------------


    10.41(a) Letter Agreement dated May 10, 1991, between the Company and Arthur H. Bertelsen.(5)
    10.41(b) Incentive Stock Option Agreements dated September 27, 1991, February 17, 1993, November 22, 1993 and March 7, 1994, between the Company and Arthur H. Bertelsen.(5)
    10.41(c) Non-transferable Non-Qualified Stock Option Agreement dated June 17, 1991 between the Company and Arthur H. Bertelsen.(5)
    10.42 Amendment dated March 23, 1994, to Agreement of April 30, 1991 between Hoffmann-La Roche Inc. and the Company including Stock Purchase Agreement and Warrants to purchase an aggregate of 150,000 shares of Common Stock.(5)
    10.43+ Program Agreement dated as of April 1, 1994 between the Company and PaineWebber R&D Partners III, L.P. (the "Partnership").(6)
    10.43(a)+ First Amendment to Program Agreement, including Amended and
              Restated Glossary.(10)
    10.44+ Development Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
    10.44(a)+ Amended and Restated Development Agreement.(10)
    10.45+ Purchase Option Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
    10.45(a)+ Amended and Restated Purchase Option Agreement.(10)
    10.46 Technology Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
    10.46(a)  Amended and Restated Technology Agreement.(10)
    10.47+ Core Warrant dated as of April 1, 1994 issued by the Company to the Fund.(6)
    10.47(a)  Amended and Restated Core Warrant.(10)
    10.48+ Purchase Option Warrant dated as of April 1, 1994 issued by the Company to the Partnership.(6)
    10.48(a)+ Amended and Restated Purchase Option Warrant.(10)
    10.49+ Stock Purchase Agreement dated as of March 15, 1995 between the Company and the Partnership.(10)
    10.50+ Loan Agreement dated as of February 13, 1995 among the Company, HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., Everest Trust and Larry Abrams.(10)
    10.50(a)  Amendment No. 1 to Exhibit 10.50.(8)
    10.51+ Letter Agreement dated September 13, 1994 between the Company and Boehringer Mannheim GmbH, as supplemented December 7, 1994.(10)
    10.52+ License Agreement dated as of September 1, 1995 between the Company and The Johns Hopkins University.(8)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
    -------   --------------------------------

    10.53     Letter Agreement dated June 8, 1995 between the Company and A.
              Steven Franchak.(8)
    10.54     Non-Qualified Stock Option Agreement dated July 6, 1995 between the Company and A. Steven Franchak.(8)
    10.55     Convertible Note dated June 8, 1995 between the Company and the
              Partnership.(8)
    27        Financial Data Schedule.(11)

____________

* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the request for Confidential Treatment.

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

 (5) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31,1993.

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

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

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

                                            PHARMAGENICS, INC.


                                            /s/  Michael I. Sherman
                                            ----------------------
                                            Michael I. Sherman, President
                                            and  Chief Executive Officer





                                            /s/  A. Steven Franchak
                                            ----------------------
                                            A. Steven Franchak, Vice President,
                                            Chief Financial Officer and
                                            Treasurer


Date:  August 12, 1996