Form 10-Q
period 1996-09-30
PHARMAGENICS INC /DE/
filed 1996-11-13
CIK 887139

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 1996

                                          or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________



Commission File Number  0-20138


                                  PHARMAGENICS, INC.
                                  ------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                              22-3072524
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  4 Pearl Court, Allendale, New Jersey                           07401-1623
  ------------------------------------                           ----------
(Address of Principal Executive Offices)                          (Zip Code)


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


    Yes  X    No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 455,108 Shares at November 1, 1996.

                                  PHARMAGENICS, INC.

                                  INDEX TO FORM 10-Q



                                                                       Page
                                                                       ----

PART  I. FINANCIAL INFORMATION


    ITEM  1.  Financial Statements

    Balance Sheets as of September 30, 1996 and
    December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statements of Operations for the Three Month and Nine Month
    periods ended September 30, 1996 and September 30, 1995 . . . . . . .4

    Statements of Cash Flows for the Nine Month periods ended
    September 30, 1996 and September 30, 1995  . . . . . . . . . . . . . 5

    Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . 6

    ITEM 2.        Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . . . . 9


PART II. ITEM 1.    Legal Proceedings . . . . . . . . . . . . . . . . . 12

          ITEM 6.    Exhibits and  Reports on Form 8-K  . . . . . . . . 12



                                  PHARMAGENICS, INC.

                                   BALANCE SHEETS



                                                  September 30, 1996    December 31, 1995
                                                  ------------------    -----------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $  1,607,554        $  1,639,182
   Prepaid expenses                                       27,297              22,970
                                                    -------------       -------------
      Total current assets                             1,634,851           1,662,152

Property and equipment, net of $1,980,984 and
  $1,705,980 of accumulated depreciation                 874,908             996,048

Other assets                                              40,925              35,425
                                                    -------------       -------------

      Total assets                                  $  2,550,684        $  2,693,625
                                                    -------------       -------------
                                                    -------------       -------------

LIABILITIES

Current liabilities:
   Accounts payable and accrued expenses            $  1,106,763        $    942,736
   Deferred revenue                                      438,400           1,038,400
   Capital lease obligations - current                   155,127             321,650
                                                    -------------       -------------
      Total current liabilities                        1,700,290           2,302,786

Capital lease obligations - long-term                     28,826              39,280
                                                    -------------       -------------
      Total liabilities                                1,729,116           2,342,066
                                                    -------------       -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
   10,000,000 shares authorized;
   Series A convertible preferred stock
     2,160,000 shares issued and outstanding,
     liquidation preference $4,017,600                    21,600              21,600
   Series B convertible preferred stock
     2,138,399 shares issued and outstanding,
     liquidation preference $16,038,000                   21,384              21,384
   Series C convertible preferred stock
     issued and outstanding 3,076,556 in 1996
     and 1,356,592 shares in 1995,
     liquidation preference $6,614,595                    30,765              13,566
Common stock - $.01 par value,
   15,000,000 shares authorized,
     issued and outstanding 455,108 shares in 1996
     and 451,608 shares in 1995                            4,551               4,516
Additional paid-in capital                            26,066,218          22,394,917
Accumulated deficit                                  (25,244,781)        (21,939,837)
Deferred compensation                                    (78,169)           (164,587)
                                                     -------------       -------------
      Total stockholders' equity                         821,568             351,559
                                                     -------------       -------------

      Total liabilities and stockholders' equity     $ 2,550,684         $ 2,693,625
                                                     -------------       -------------
                                                     -------------       -------------



       The accompanying notes are an integral part of these financial statements.




                                                          PHARMAGENICS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                              Three months ended September 30,    Nine months ended September 30,
                                              --------------------------------   --------------------------------
                                                   1996             1995              1996             1995
                                              --------------   ---------------   --------------   ---------------
REVENUES:

  Research contracts                          $   145,600      $    775,000     $    914,470     $   2,170,633

  License fees and royalties                            0                 0                0               766

  Grants                                                0               372           90,249            36,372
                                              --------------   ---------------   --------------   ---------------

    Total revenues                                145,600           775,372        1,004,719         2,207,771
                                              --------------   ---------------   --------------   ---------------

COSTS AND EXPENSES:

  Research and development                      1,056,466           867,194        3,272,820         2,926,511

  General and administrative                      363,951           288,709        1,110,938           971,710
                                              --------------   ---------------   --------------   ---------------

    Total costs and expenses                    1,420,417         1,155,903        4,383,758         3,898,221
                                              --------------   ---------------   --------------   ---------------

LOSS FROM OPERATIONS                           (1,274,817)         (380,531)      (3,379,039)       (1,690,450)

Interest expense                                   (7,705)          (73,530)         (34,156)         (331,087)

Interest income                                    25,185            15,079          108,251            33,337
                                              --------------   ---------------   --------------   ---------------

NET LOSS                                     $ (1,257,337)    $    (438,982)     $(3,304,944)     $ (1,988,200)
                                              --------------   ---------------   --------------   ---------------
                                              --------------   ---------------   --------------   ---------------

Net loss per common share                    $      (2.77)    $       (0.97)     $     (7.31)     $      (4.41)
                                              --------------   ---------------   --------------   ---------------
                                              --------------   ---------------   --------------   ---------------
Weighted average common
  shares outstanding                              453,554           451,498          452,256           451,338
                                              --------------   ---------------   --------------   ---------------
                                              --------------   ---------------   --------------   ---------------






    The accompanying notes are an integral part of these financial statements.


                                        PHARMAGENICS, INC.

                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                         Nine months ended September 30,
                                                                       -----------------------------------
                                                                             1996              1995
                                                                       ----------------   ----------------
OPERATING ACTIVITIES:

 Net loss                                                             $   (3,304,944)    $   (1,988,200)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                             275,004            276,809
   Amortization of deferred compensation expense                              75,282             73,301
   Expense incurred for warrants issued below fair market value                   --            165,000
   Interest on loans converted into Series C preferred stock                      --            100,623
   Changes in operating assets and liabilities:
    (Increase) in prepaid expenses                                            (4,327)           (12,062)
    (Increase) decrease in other assets                                       (5,500)            15,840
    Increase (decrease) in accounts payable and accrued expenses             164,027           (149,937)
    (Decrease) in deferred revenue                                          (600,000)          (425,633)
                                                                       ----------------   ----------------
   Net cash used in operating activities                                  (3,400,458)        (1,944,259)
                                                                       ----------------   ----------------
INVESTING ACTIVITIES:

 Capital expenditures                                                       (153,864)           (31,391)
                                                                       ----------------   ----------------
   Net cash used in investing activities                                    (153,864)           (31,391)
                                                                       ----------------   ----------------
FINANCING ACTIVITIES:

 Issuance of Series C convertible preferred stock                          3,697,922                 --
 Payments on capital lease obligations                                      (176,978)          (176,361)
 Proceeds from exercise of stock options                                       1,750                338
 Proceeds from loans converted into equity                                        --          2,000,000
                                                                       ----------------   ----------------
   Net cash provided by financing activities                               3,522,694          1,823,977
                                                                       ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (31,628)          (151,673)

Cash and cash equivalents at beginning of period                           1,639,182            753,038
                                                                       ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    1,607,554     $      601,365
                                                                       ----------------   ----------------
                                                                       ----------------   ----------------

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest                             $       34,156     $       65,464
                                                                       ----------------   ----------------
                                                                       ----------------   ----------------

            The accompanying notes are an integral part of these financial statements



                                  PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE  1  -  THE COMPANY

         PharmaGenics, Inc. (the "Company"), a Delaware corporation, was incorporated on August 11, 1989 and is an integrated drug discovery company principally engaged in the discovery and development of therapeutics for the treatment of cancer based upon tumor suppressor genes and other cancer-related genes. The Company utilizes proprietary SAGE (Serial Analysis of Gene Expression) technology to evaluate and identify genes that are abnormally expressed in cancer and other diseases, designs assays and implements high-throughput screens for identification of therapeutic lead compounds, and exploits its proprietary combinatorial chemistry technology to generate drug candidates that target proteins relevant to cancer as well as other diseases.

         The Company is subject to a number of risks similar to those of other companies at this stage of development, including, but not limited to, dependence on key individuals; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; uncertainties related to clinical trials; uncertainties related to technological improvements and advances; the need and ability to obtain adequate additional financing necessary to fund continuing operations and product development; uncertainties related to legal proceedings; uncertainties of obtaining required regulatory approvals; and uncertainties of future profitability. The Company expects to incur substantial additional costs before it can begin to generate revenue from product sales sufficient to fund its operations, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel.

         The Company was able to obtain additional financing in the first quarter of 1996 and received a stand-by credit facility after the end of the third quarter of 1996. The Company believes that its current cash resources and other available funding sources, including the stand-by credit facility, are sufficient to fund operations into early 1997. Since the Company will require additional funds before it would be able to generate revenues sufficient to fund its operations beyond such time, it is currently seeking additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and is contemplating various possible strategic options, including mergers and corporate recapitalizations or reorganizations. No such arrangements have yet been concluded and there can be no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient to maintain the Company and its operations or the terms will be acceptable to the Company.

NOTE  2  -  BASIS OF PREPARATION

         The information presented at September 30, 1996 and for the three month and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain certain of the information and footnotes required by generally accepted accounting principles for annual financial statements. These financial statements should, therefore, be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual

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

         In February 1996, the Company held a final closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Including an initial closing in December 1995, total shares sold in this private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.


NOTE  4  -  AGREEMENTS WITH PAINEWEBBER R&D PARTNERS III, L.P.

         In May 1994, the Company entered into a series of agreements (the "R&D Agreements ) with PaineWebber R&D Partners III, L.P. (the "Partnership"), pursuant to which the Partnership paid a $250,000 license fee and agreed, subject to certain conditions, to pay the Company up to $5,750,000 to conduct research and development on behalf of the Partnership on targets previously identified by the Company pursuant to a development plan originally projected to extend through March 31, 1996. The Company has continued research activities under such development plan beyond March 31, 1996. In March 1995 the R&D Agreements were modified to, among other things, expand the area of research under the development plan and to provide for acceleration of $750,000 of research funding under the R&D Agreements into 1995. In addition, in September 1995 the Company converted a $1,000,000 loan from the Partnership into Series C convertible preferred stock of the Company in lieu of repayment in cash, and thereby reduced by $1,000,000 research funding available from the Partnership under the R&D Agreements. As of December 31, 1995, the Company had received all funding pursuant to the R&D Agreements. Furthermore, as of December 31, 1995 and September 30, 1996, $1,038,400 and $438,400, respectively, of the funding received represents deferred revenue under the R&D Agreements, which relate to research activities yet to be completed by the Company.

         The R&D Agreements grant to the Company an option (the "Purchase Option"), which in certain cases must be exercised, to purchase certain or all of the rights owned by the Partnership as a result of activities under the R&D Agreements ("Partnership Rights"). The Purchase Option terminates December 31, 1998 or earlier upon the occurrence of certain events. The Purchase Option exercise price to acquire the Partnership Rights began at $9.4 million, increased to $9.8 million on July 1, 1996, increases to $10.2 million on October 1, 1996 and then increases quarterly in increments up to $19.2 million. The option price may be paid in whole or in part in shares of the Company's common stock provided that such shares are registered under the Securities Act of 1933 and are tradable on a national securities exchange or The Nasdaq Stock Market National Market System.

         In consideration for the Purchase Option, the Company issued to the Partnership a warrant to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and a

                                  PARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE  4  -  AGREEMENTS WITH PAINEWEBBER R&D PARTNERS III, L.P. (CONTINUED)

warrant to purchase up to an additional 666,667 shares of the Company's common stock (the "Purchase Option Warrant"). With the modification of the R&D Agreements in March 1995, the exercise price on both the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. The Core Warrant is exercisable for a period of five years beginning July 1, 1996. The Purchase Option Warrant is exercisable for a period of four years generally beginning ninety days following the termination of the Purchase Option. If an initial public offering of the Company's common stock has occurred and the Company exercises the Purchase Option, the Purchase Option Warrant is subject to partial or full cancellation. If the Company undergoes a change in control, as defined in the R&D Agreements, the Partnership has an option to convert the amounts provided to the Company under the R&D Agreements into equity of the Company. If such a conversion occurs, the Purchase Option Warrant will be cancelled and the Company will acquire sole rights to all technology under the R&D Agreements.

                                  PARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the Financial Statements and notes thereto included earlier in this report.

    Discussions regarding the Company's expectations of research and collaborative agreements, operating expenses, working capital financing, lease financing, legal proceedings and access to capital constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not vary materially from its expectations. Meaningful factors that could cause actual results to differ from expectations include, among others, uncertainties relating to whether patents will issue and whether patents that issue will provide the Company with adequate protection from other products or competitors; dependence on key individuals for achievement of these expectations, particularly the contributions of Michael I. Sherman, the Company's President and Chief Executive Officer; continued collaboration between the Company and Drs. Bert Vogelstein and Kenneth Kinzler of The Johns Hopkins University School of Medicine; continued collaboration between the Company and its other corporate, governmental and academic collaborators; establishment of additional collaborations with academia or corporations; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; uncertainties related to technological improvements and advances; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; the ability to obtain adequate additional financing necessary to fund operations and product development and the terms on which such financing might be available; the ability to obtain lease financing for capital equipment; uncertainties related to legal proceedings; uncertainties related to clinical trials; uncertainties of obtaining required regulatory approvals; advances in cancer research, in general; the ability of the Company to arrange for the manufacture and marketing of any new products; and uncertainties of future profitability. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations, reference is also made to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

    Revenues for the three months and nine months ended September 30, 1996 were $145,600 and $1,004,719, respectively, decreases of $629,772 and $1,203,052 compared to the same periods last year. Research contracts were the primary component of revenues for the periods and account for the decreases for the comparable periods.

    For the third quarter of 1996, the sole source of revenues earned under research contracts was a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"). For the first nine months of 1996, sixty-six percent of revenues from research contracts were earned under the R&D Agreements, thirty-two percent were from a collaborative agreement with Boehringer Mannheim GmbH (see "Financial Condition, Liquidity and Capital Resources"), and the balance was from a research agreement with Genetic Therapy, Inc. ("GTI"). Furthermore, as of September 30, 1996, the Company had received $438,400 of deferred revenue under the R&D Agreements, which relate to research activities yet to be completed by the Company. See Note 4 of Notes to Financial Statements. Additionally, all funding pursuant to the research agreement with GTI had been received and earned as of March 31, 1996. During the third quarter and first nine months of 1995, ninety-seven percent and ninety-two percent, respectively, of research contract revenues were earned under the R&D Agreements with the Partnership. Grant revenues in 1996 were earned under a five-year U.S. National Cancer Institute ("NCI") grant awarded as a Cooperative Agreement in September

                                  PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(CONTINUED)

of 1995. Grant revenues in 1995 were earned under a NCI Small Business Innovative Research grant that was awarded in May 1994 and concluded in 1995.

    Research and development expenses were $1,056,466 for the third quarter of 1996 and $3,272,820 for the first nine months of 1996, increases of $189,272 compared to the third quarter of 1995 and $346,309 compared to the first nine months of 1995. Research expenses to support programs at collaborators increased by approximately $112,500 in the third quarter and by approximately $325,400 in the first nine months of 1996 compared to the same periods last year. In addition, compensation expense increased by approximately $25,500 or 5% in the third quarter of 1996 compared to the same period last year, reflecting the impact of merit increases and promotions awarded earlier in 1996, while for the first nine months compensation expense increased by approximately $15,300 or 1% in 1996 compared to 1995. Although research staffing totalled 33 at September 30, 1996 and at September 30, 1995, staffing was at lower levels during most of the first half of 1996 than at September 30, 1996 and during the first half of 1995. As a result of lower staffing, expenses for research supplies decreased by approximately $23,600 for the first nine months of 1996 compared to the first nine months of 1995. However, expenses for research supplies increased by approximately $17,300 in the third quarter of 1996 compared to the third quarter of 1995, primarily attributed to the Company's efforts in implementing its SAGE genomics technology while staffing levels were comparable during these quarters. The Company incurred an increase of approximately $21,000 for the first nine months of 1996 compared to the same period last year in payments for scientific advisors mainly due to increases in consulting fees and the timing of meetings of the Company's Scientific Advisory Board.

    General and administrative expenses were $363,951 for the third quarter of 1996 and $1,110,938 for the first nine months of 1996, increases of approximately $75,200 compared to the third quarter of 1995 and $139,200 compared to the first nine months of 1995. Professional fees increased by approximately $39,500 and $90,200 for the third quarter and first nine months of 1996, respectively, compared to the same periods last year, primarily attributed to counsel in connection with the Company's efforts to obtain additional financing through, among other strategies, corporate collaborations, to secure and protect patents and to respond to litigation brought against the Company earlier in the year. See "Legal Proceedings." Compensation expense increased by approximately $24,500 and $59,100 for the third quarter and first nine months of 1996, respectively, compared to the same periods last year, reflecting the addition of a senior vice president and chief counsel as well as the impact of merit increases awarded earlier in 1996.

    The Company's interest expense decreased to $7,705 for the third quarter of 1996 and to $34,156 for the first nine months of 1996 from $73,530 for the third quarter of 1995 and $331,087 for the first nine months of 1995, primarily reflecting borrowings of $1,000,000 under loan agreements in February 1995 and the related issuance of warrants and borrowing of $1,000,000 upon the issuance to the Partnership of a convertible note in June 1995. The principal and accrued interest under the loan agreements and the convertible note were converted into Series C convertible preferred stock as of September 30, 1995. Interest income increased in 1996 due to higher cash and cash equivalent balances as a result of proceeds received from the private placement offering completed in February 1996.

    Net losses were $1,257,338 for the quarter ended September 30, 1996 compared to $438,982 for the same quarter last year. For the first nine months of 1996 net losses were $3,304,944 compared to $1,988,200 for the first nine months of 1995. Decreases in revenue earned under research contracts account for most of the increase in net losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company had cash and cash equivalents of $1,607,554, a decrease of $31,628 compared to December 31, 1995. In February 1996, the Company held a final

                                  PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINACIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

closing on 1,719,964 additional shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Including an initial closing in December 1995, total Series C shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

    Cash used in operations was $3,400,458 during the first nine months of 1996 compared to $1,944,259 used in operations during the same period of 1995, primarily due to a reduction during 1996 in funding under research agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company. In addition, with the receipt of $25,000 in the first quarter of 1996, all research funding pursuant to the research agreement with GTI has been received by the Company. The Company had received approximately $290,000 of contract research payments from Boehringer Mannheim GmbH ("Boehringer") in the first half of 1996. The Company might receive additional amounts pursuant to the collaborative agreement with Boehringer; however, the amount and timing of any such payments are uncertain. Funding required for operating activities during the first nine months of 1996 was primarily provided by the use of cash reserves and proceeds received from the private placement offering. Funding required for operating activities during the same period of 1995 was provided by the use of cash reserves, research contract revenues and funding received under loan agreements. These loans were converted into Series C convertible preferred stock as of September 30, 1995.

    The Company expects to continue to finance its anticipated operating losses and its capital expenditures into early 1997 from existing cash reserves, $100,000 of revenues from a genomics company in connection with their contemplation of entering into a commercial relationship regarding SAGE technology, approximately $100,000 of grant funding in the fourth quarter of 1996 from NCI as the Company's share under the Cooperative Agreement award received in September 1995, and a stand-by credit facility made available to the Company in the fourth quarter of 1996 from another biotechnology company with more substantial resources than that of the Company, which biotechnology company also has expressed interest in, among other things, acquiring access to SAGE technology and in a possible broader relationship with the Company. In addition, the Company has a commitment from a leasing company for up to $700,000 in equipment lease financing.

    The Company believes that its current cash resources and the aforementioned sources of funding are sufficient to fund operations into early 1997. The Company will require additional financing to continue its operations beyond such time and there can be no assurance that sources currently in place would continue to be available beyond the first quarter of 1997. If additional funding is not obtained, the Company may be required to take one or more of the following actions: significantly curtail its research activities, cease operations, or obtain funds through arrangements with collaboration partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

    The Company expects to incur substantial additional costs before it would be able to begin to generate revenue from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel. Since the Company will require additional funds before it is able to generate revenues sufficient to fund operations, it is currently seeking additional financing through a variety of strategies, including corporate collaborations and other financing vehicles, and is contemplating various possible strategic options, including mergers and corporate recapitalizations or reorganizations. No such arrangements have yet been concluded and there can be no assurance that continued funding will be available to the Company or that, if available, the amounts will be sufficient to maintain the Company and its operations or the terms will be acceptable to the Company.

                                  PHARMAGENICS, INC.



                             PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    On July 19, 1996, LBC Capital Resources, Inc. ("LBC") brought an action against the Company in the Superior Court of New Jersey in Bergen County, alleging breach of contract and related causes of action arising out of an agreement between the Company and LBC that obligated LBC to assist the Company in finding new sources of capital. LBC asserts that the Company improperly declined to pay LBC a commission in accordance with the agreement, and seeks damages in excess of $150,000. The Company does not believe that the agreement entitles LBC to a commission under these circumstances and will contest the action vigorously. There have been no material new developments since the Company's last report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit
    Numbers   Description and Method of Filing
     -------   --------------------------------

    3.1.      Third Restated Certificate of Incorporation.(7)
    3.1(a)    Amendment to Third Restated Certificate of Incorporation.(9)
    3.1(b)    Certificate of Designation of Series C Convertible Preferred
              Stock.(10)
    3.2.      By-laws, as amended.(1)
    4.1.      Warrant Agreement dated November 14, 1991 by and between the
              Company and American Stock Transfer & Trust Company, as Warrant
              Agent.(1)
    4.2.      Form of Warrant Certificate.(1)
    4.3.      Form of Common Stock Certificate and Series B Preferred Stock
              Certificate.(1)
    10.1.     Lease dated November 20, 1990, as amended, between AETNA Life
              Insurance Company and the Company.(1)
    10.1(a)   Third Amendment to Exhibit 10.1.(2)
    10.1(b)   Fourth Amendment to Exhibit 10.1.(9)
    10.2.     Letter Agreement dated June 8, 1990 between the Company and
              Michael I. Sherman.(1)
    10.3.     Non-Transferable, Non-Qualified Stock Option Agreement dated
              March 27, 1991 between the Company and Michael I. Sherman.(1)
    10.4.     Restricted Stock Purchase Agreement dated April 24, 1991 between the Company and Michael I. Sherman.(1)
    10.5.     Incentive Stock Option Agreement dated September 27, 1991 between the Company and Michael I. Sherman.(1)
    10.9.     Letter Agreement dated July 27, 1990 between the Company and Alan
              F. Cook.(2)
    10.9(a)   Letter Agreement dated November 17, 1994 between the Company and
              Alan F. Cook.(2)
    10.10.    Convertible Preferred Stock and Warrant Purchase Agreement dated
              April 24, 1991 among the Company and HealthCare Ventures II, L.P.
              and Everest Trust.(1)
    10.11.    Non-Transferable, Non-Qualified Stock Option Agreement dated
              March 27, 1991 between the Company and Alan F. Cook.(2)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
     -------   --------------------------------

    10.11(a) Incentive Stock Option Agreement dated September 27, 1991 between the Company and Alan F. Cook.(2)
    10.12. Stockholders' Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust (the "Stockholders' Agreement").(1)
    10.12(a)  Amendment to Stockholders' Agreement.(5)
    10.12(b)  Amendment to Stockholders' Agreement.(7)
    10.13. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to HealthCare Ventures II, L.P.(1)
    10.14. Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to Everest Trust.(1)
    10.15. Consent and Agreement to Amend dated September 27, 1991.(1) 10.15(a) Amendment to Exhibit 10.15.(2)
    10.16. Sales Agency Agreement dated as of October 7, 1991, as amended November 13, 1991, between the Company and PaineWebber Incorporated.(1)
    10.17. Subscription Agreement dated November 14, 1991 among the Company and HealthCare Ventures II, L.P., Everest Trust and Norma Sarofin.(1)
    10.18.    Registration Agreement dated November 14, 1991.(1)
    10.19.    Registration Agreement dated November 14, 1991.(1)
    10.20. Warrant to purchase Common Stock dated November 14, 1991 issued to PaineWebber Incorporated.(1)
    10.21.    1991 Stock Option Plan, as amended.(7)
    10.22. Equipment Lease Agreement, including Warrant Agreement, as amended, between the Company and Comdisco, Inc.(1)
    10.23.+ Research Agreement dated March 1, 1989 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(8)
    10.24.+ License Agreement dated February 5, 1992 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(8)
    10.25.+ Agreement dated April 30, 1991 between Hoffmann-La Roche Inc. and the Company.(8)
    10.26.+ Agreement dated April 1, 1990 between Georgetown University and the Company.(1)
    10.26(a)  Letter Agreement dated January 25, 1993 modifying Exhibit
              10.26.(2)
    10.27.+ Agreement dated November 1, 1990 between Georgetown University and the Company.(1)
    10.28. Consulting Agreement dated November 24, 1990 between the Company and Richard Schlegel.(1)
    10.29. Consulting Agreement dated April 3, 1991 between the Company and Bert Vogelstein.(1)
    10.30.+ License Agreement dated January 15, 1993 between the Company and Genetic Therapy, Inc.(2)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
     -------   --------------------------------

    10.31. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Michael I. Sherman.(2)
    10.33. Incentive Stock Option Agreement dated February 17, 1993, between the Company and Alan F. Cook.(2)
    10.33(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Alan F. Cook.(2)
    10.34.+ Research Agreement effective April 1, 1993 between the Company and Genetic Therapy, Inc.(2)
    10.35     Form of Indemnification Agreement.(2)
    10.36     1993 Stock Option Plan, as amended.(7)
    10.37 Letter Agreement dated June 15, 1993, between the Company and Michael I. Sherman.(4)
    10.38 Master Equipment Lease Agreement, including Warrant Agreement, dated September 10, 1993 between the Company and MMC/GATX Partnership No. 1.(4)
    10.39 1994 Independent Directors Stock Option Plan, as amended.(7) 10.40(c) Separation Agreement dated October 28, 1994 between the Company and Paul P. Trotta.(8)
    10.41(a) Letter Agreement dated May 10, 1991, between the Company and Arthur H. Bertelsen.(5)
    10.41(b) Incentive Stock Option Agreements dated September 27, 1991, February 17, 1993, November 22, 1993 and March 7, 1994, between the Company and Arthur H. Bertelsen.(5)
    10.41(c) Non-transferable Non-Qualified Stock Option Agreement dated June 17, 1991 between the Company and Arthur H. Bertelsen.(5)
    10.42 Amendment dated March 23, 1994, to Agreement of April 30, 1991 between Hoffmann-La Roche Inc. and the Company including Stock Purchase Agreement and Warrants to purchase an aggregate of 150,000 shares of Common Stock.(5)
    10.43+ Program Agreement dated as of April 1, 1994 between the Company and PaineWebber R&D Partners III, L.P. (the "Partnership").(6)
    10.43(a)+ First Amendment to Program Agreement, including Amended and
               Restated Glossary.(8)
    10.44+ Development Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
    10.44(a)+ Amended and Restated Development Agreement.(8)
    10.45+ Purchase Option Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)
    10.45(a)+ Amended and Restated Purchase Option Agreement.(8)
    10.46 Technology Agreement dated as of April 1, 1994 between the Company and the Partnership.(6)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    Exhibit
    Numbers   Description and Method of Filing
     -------   --------------------------------

    10.46(a)  Amended and Restated Technology Agreement.(8)
    10.47+ Core Warrant dated as of April 1, 1994 issued by the Company to the Fund.(6)
    10.47(a)  Amended and Restated Core Warrant.(8)
    10.48+ Purchase Option Warrant dated as of April 1, 1994 issued by the Company to the Partnership.(6)
    10.48(a)+ Amended and Restated Purchase Option Warrant.(8)
    10.49+ Stock Purchase Agreement dated as of March 15, 1995 between the Company and the Partnership.(8)
    10.50+ Loan Agreement dated as of February 13, 1995 among the Company, HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., Everest Trust and Larry Abrams.(8)
    10.50(a)  Amendment No. 1 to Exhibit 10.50.(9)
    10.51+ Letter Agreement dated September 13, 1994, between the Company and Boehringer Mannheim GmbH, as supplemented December 7, 1994.(8)
    10.52+ License Agreement dated as of September 1, 1995, between the Company and The Johns Hopkins University.(9)
    10.53 Letter Agreement dated June 8, 1995, between the Company and A. Steven Franchak.(9)
    10.54 Non-Qualified Stock Option Agreement dated July 6, 1995, between the Company and A. Steven Franchak.(9)
    10.54(a) Incentive Stock Option Agreement dated September 1, 1995, between the Company and A. Steven Franchak.(11)
    10.55 Convertible Note dated June 8, 1995, between the Company and the Partnership.(9)
    10.56     Registration Rights Agreement dated February 13, 1996.(11)
    10.57 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and A. Steven Franchak.(11)
    10.58 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and Arthur H. Bertelsen.(11)
    10.59 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and Alan F. Cook.(11)
    10.60 Letter Agreement dated May 1, 1996, between the Company and George M. Gould.(11)
    10.61 Incentive Stock Option Agreements dated June 27, 1996, between the Company and George M. Gould.(11)
    10.62 Letter Agreement dated June 27, 1996, between the Company and Michael I. Sherman.(11)
    10.63 Incentive Stock Option Agreements dated September 25, 1995 and June 27, 1996, between the Company and Michael I. Sherman.(11)
    10.64 Letter Agreement and Indemnification Agreement, dated September 1, 1994, between the Company and PaineWebber Incorporated.(11)

                                  PHARMAGENICS, INC.

                             PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(CONTINUED)

    10.65     Letter Agreement and Indemnification Agreement, dated August 15,
              1996, between the Company and PaineWebber Incorporated.(11)
    27        Financial Data Schedule.(11)

------------

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

(8) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(9) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(10) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(11) Filed herewith.


REPORTS ON FORM 8-K:

           The Registrant filed a Current Report on Form 8-K, dated October 10, 1996, to report, with respect to Item 5 thereof, the resignation of a director who had determined that he did not wish to stand for re-election at the Company's next Annual Meeting of Stockholders.

                                      SIGNATURE


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






Date:  November 11, 1996