Form 10-K405
period 1996-12-31
PHARMAGENICS INC /DE/
filed 1997-04-08
CIK 887139

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 1996     Commission File Number: 0-20138

                               PHARMAGENICS, INC.
            (Exact name of Registrant as specified in its charter)

         Delaware                                           22-3072524
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Four Pearl Court, Allendale, New Jersey                        07401
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (201) 818-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

         Series B Convertible Preferred Stock, par value $.01 per share
                             (Title of Class)

      Warrants to purchase shares of Common Stock, par value $.01 per share
                             (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X       No
                                                   ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the registrant's voting stock (including the registrant's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock) held by nonaffiliates was approximately $9,300,000. Such computation was based, in the absence of public trading prices or published market quotations within the 60 days prior to the date of this report, upon the Company's internal estimate of the market value of such stock, which is based on the facts and circumstances of such valuation and which the Company believes is reasonable under the circumstances.

As of March 31, 1997, there were 455,108 shares of Common Stock, par value $.01 per share, 2,458,420 shares of Series A Convertible Preferred Stock, par value $.01, 2,227,263 shares of Series B Convertible Preferred Stock, par value $.01, and 4,717,700 shares of Series C Convertible Preferred Stock, par value $.01, outstanding.

The Index to Exhibits begins on page 41.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    PharmaGenics, Inc. (the "Company") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. The Company's research programs in cancer center upon certain key genes, called "tumor suppressor genes", that are responsible for the production of proteins that generally function to prevent the unregulated growth of cells. The Company employs proprietary technologies to identify and target tumor suppressor genes and related genes in search of desirable therapeutics against cancer and other diseases.

    The Company was incorporated under the laws of the State of Delaware in August 1989 and commenced operations in July 1990. The Company's principal executive offices are located at Four Pearl Court, Allendale, New Jersey 07401, and its telephone number is (201) 818-1000.

RECENT DEVELOPMENTS--PROPOSED MERGER WITH GENZYME CORPORATION

    To fund its operations since inception, the Company has obtained capital through several private placements of equity, raising approximately $26.5 million. These funds have enabled the Company to pursue internal research, fund and obtain technology rights from academic institutions and pursue research and development collaborations with other companies. As a result of these efforts, the Company has been able to generate license/royalty and research funding revenues of approximately $6.6 million (including research and development funding from PaineWebber R&D Partners III, L.P.) since inception.

    Although the Company has been successful in generating funding to maintain its operations, in order to optimize the development of and exploit its technologies, management of the Company has always been aware that the Company would either have to raise large amounts of capital through equity offerings or search for alternative sources of capital. One way the Company attempted to obtain additional funding was to establish collaborative relationships in which funding would be provided to the Company in exchange for sharing of rights to the technology that might be developed from the research supported by such funding. In particular, the Company has recently attempted to raise funds by providing SAGE technology services to other companies on a fee basis, but, to date, has not generated significant SAGE service revenues.

    Throughout its history, the Company has contacted many companies to determine their interest in a collaboration. The Company held preliminary discussions with several of these companies, but few of these discussions gave rise to a definitive proposal or agreement with respect to a transaction, and the financial proceeds from the collaborations that have been established (see "Principal Collaborative Agreements") have not been sufficient to sustain the Company's operations. As the exploration of alternatives continued, it became apparent to the Company that gaining access to equity capital on reasonable terms was becoming more and more difficult, particularly since the Company had been operating for several years yet still lacked clinical-stage therapeutics.

    In early May 1996, representatives of the Company and Genzyme Corporation ("Genzyme") met to discuss opportunities for potential collaborations relating to use of the SAGE technology in conjunction with Genzyme's cancer gene therapy programs. These discussions evolved into preliminary merger discussions, which resulted in the Company and Genzyme entering into a letter of intent, dated October 29, 1996, reflecting an agreement in principle for Genzyme to acquire the Company. Throughout the remainder of 1996 and early 1997, Genzyme and the Company negotiated the definitive terms of the acquisition.

    On February 3, 1997, the Company and Genzyme announced that they had entered into an Agreement and Plan of Merger, dated as of January 31, 1997, (the "Merger Agreement") pursuant to which the Company, on the terms and conditions set forth in the Merger Agreement, is to be merged with and into Genzyme (the "Proposed Merger"). As consideration for the Proposed Merger, Genzyme is to issue approximately 4,000,000 shares (subject to certain adjustments set forth in the Merger Agreement) of a new Genzyme security (the "GMO Stock"), representing 40% of the initial equity interest in a new division of Genzyme, to be known as the Genzyme Molecular Oncology division (the "GMO Division"), and to be formed within Genzyme through the combination of the business of the Company with several of Genzyme's oncology programs. An additional 6,000,000 shares (subject to adjustment) of GMO Stock will be issued for the benefit of the General Division of Genzyme or its stockholders. The GMO Stock will be "tracking stock," which is Genzyme common stock that is intended to reflect the value, and track the performance, of the GMO Division.

    Because the Certificate of Incorporation of the Company requires that, in a transaction such as the Proposed Merger, an aggregate merger preference be provided to holders of the outstanding shares of Preferred Stock before any amounts can be provided to holders of outstanding shares of Common Stock, and because such aggregate merger preference exceeds the aggregate value of the 4,000,000 shares of GMO Stock to be issued in the Proposed Merger (based on the valuation given the GMO Stock under the Merger Agreement), no shares of GMO Stock are available for allocation to holders of the outstanding shares of Common Stock. The applicable share exchange ratio to be used to convert the outstanding shares of Preferred Stock into GMO Stock, upon effectiveness of the Proposed Merger, is set forth in the Merger Agreement and, as also set forth in the Merger Agreement, upon effectiveness of the Proposed Merger, the outstanding shares of Common Stock will be cancelled. The Proposed Merger currently is expected to be completed in May 1997, subject to approval by the stockholders of the Company and Genzyme, and certain other conditions. As required by the Merger Agreement, directors, officers and certain other stockholders of the Company have entered into stockholder agreements with Genzyme pursuant to which they have agreed to vote in favor of the Proposed Merger. The number of shares subject to such agreements is sufficient for approval of the Proposed Merger by the stockholders of PharmaGenics.

    The Company's decision to enter into the Merger Agreement was substantially influenced by the Company's belief that the Company's precarious financial condition (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Condition, Liquidity and Capital Resources" and the paragraph below concerning the report of the Company's independent accountants) and the absence of viable alternatives to raising additional capital made it unlikely that the Company could fulfill its business objectives as an independent company.

    As a result of the Company's continued operating losses and lack of available capital resources, the report of the Company's independent accountants on the financial statements included elsewhere herein includes an explanatory paragraph that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. In the event the Proposed Merger is not completed, the absence of other viable strategic alternatives and the present precarious financial condition of the Company raise substantial doubt as to the ability of the Company to continue its operations for more than several months. As a result, in the event the Merger is not completed, the Company will need to obtain additional financing to continue its operations, and there can be no assurance that financing would be available. The Company may need to obtain funds through arrangements with collaboration partners or others that may require the Company to relinquish rights to certain of its technologies. If additional funding is not obtained, the Company would be required to significantly curtail its research activities and eventually cease operations altogether. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

SCIENTIFIC BACKGROUND

    CANCER OVERVIEW

    Cancer is a disease characterized by uncontrolled cell division resulting in the development of an abnormal mass of cells, commonly known as a tumor. The information that controls cellular activities, including cell division, is contained within the nucleus of the cell, in chromosomal structures known as genes. Genes are comprised of

DNA; copies of each gene's DNA, called mRNA, are produced in one or more cell types of an organism (a process called "gene expression") and provide the information necessary to generate a protein corresponding to that gene.

    At least two types of genes are involved in cell division. One type, oncogenes, produces growth-promoting proteins; the other type, tumor suppressor genes, produces proteins that suppress growth. The relevant proteins act at locations within the cell, on the cell surface or outside the cell after being secreted. In normal cells, the control of cell division, among other events, appears to depend upon a carefully balanced interplay between oncogenes and tumor suppressor genes. Cancer results from the overproduction or improperly regulated function of proteins encoded by oncogenes and/or the inability to produce sufficient quantities of active proteins encoded by tumor suppressor genes.

    Although important strides have been made in cancer treatment, there remains a clear need for the development of new therapies that are more potent against tumor cells and less toxic to normal cells. As genomics facilitates a more thorough survey of therapeutically-relevant regulatory genes that function either through negative or positive controls, the Company believes that new targets and sophisticated technologies for the development of novel and specific therapies should result in more effective therapeutic approaches to cancer. Equally importantly, this approach to identifying and targeting negatively and positively controlling genes in cancer can be used similarly in other therapeutic areas.

    Evidence has been presented to indicate that the transition of cells from the normal to the malignant state is usually not abrupt but is rather a progression of steps, each involving the dysfunction of one or more cancer-related genes. Furthermore, some of the specific genes involved are likely to differ depending upon cancer type or tissue of origin. A number of the relevant genes are tumor suppressor genes. Some of the known tumor suppressor genes appear to be specific to certain types of cancer, whereas other tumor suppressor genes appear to have a much broader spectrum of involvement in the initiation of, and progression to, malignancy. Tumor suppressor genes encode proteins that are found in various locations in the cell, including in the nucleus, in the cytoplasm and on the cell surface. While certain functions of tumor suppressor genes remain to be elucidated, the distribution of their encoded proteins suggest that they function at several levels to regulate cell division.

    Loss of function of one tumor suppressor gene, called p53, has emerged as one of the most universal molecular events in cancer. For example, mutations in p53 are associated with the development of over 50% of all tumors, including approximately 70% of colorectal, 55% of lung, and 25% of breast cancers. Furthermore, p53 status is a good prognostic indicator of tumor aggressiveness in a range of cancers including colon, lung, cervix, bladder, prostate, breast and skin. In these cancers, defective p53 is correlated with metastasis and poor five-year survival rates. In addition, in numerous tumor types, there is evidence that even if p53 protein is not mutated, it can be functionally impaired by virtue of its interaction with other proteins. The central role of p53 in the biology of cancer suggests, and recent discoveries have verified, that genes in a molecular pathway controlled by p53, or other genes with functions similar to that of p53, also play a key role in the biology of normal and aberrant cell growth.

    Many normal cell types (e.g., cells of the skin, immune system and digestive tract) must retain the ability to divide, albeit in a controlled fashion, in order to ensure good health for an individual. Whereas tumor suppressor genes have a negative effect on cell growth, a large group of genes encodes proteins that are involved in promoting cell division. The process of cell division is initiated by proteins encoded by a subgroup of these genes; these proteins are called growth factors. Growth factors are generally secreted proteins that promote cell division by docking onto cell surface receptors.

    Following the interaction of a growth factor with its receptor, the complex can move into the cell and initiate a complex series of events that ultimately result in cell division. This series of events is considered to follow along a signal transduction pathway. Different cell types possess a variety of receptors that allow growth factors to selectively activate cell division; however, many growth factors and their receptors fall into families whose members share structural and functional similarities. Although it is not yet clear just how varied signal transduction factors are, it appears that members of signal transduction pathways share common structural and functional characteristics; it is also apparent that signal transduction pathways can be used to trigger several processes of cellular behavior, not just growth. This creates the puzzle of how signaling processes are correctly translated into appropriate cellular responses.

    Abnormal cell growth can be triggered by overproduction of growth factors or their receptors. In such instances, the overproducing genes are often recognized as "transforming" oncogenes and are associated with malignancy. Receptors can also be mutated into transforming oncogenes; for example, they can initiate the signal to trigger cell division even when they are not in contact with their cognate growth factor. Many growth factors, or their receptors, have been implicated in animal cancers, but a small number of such proteins appear to have a widespread role in human disease. It is notable that some growth factors that might be relevant as human oncogenes need not directly stimulate proliferation of tumor cells, but might do so indirectly, for example, by promoting growth of blood vessel cells (blood vessels are required to provide nutrients to the growing tumor mass).

    Just as growth factors and their receptors can act as oncogenes when their concentration or function is unbalanced, so too can members of signal transduction pathways acquire such oncogenic properties. One such oncogene, ras, appears to be implicated in about one-third of human cancers. Finally, although tumor suppressor genes and oncogenes normally regulate each other in a harmonious fashion, at least some genes, such as MDM2, act as oncogenes when they are overproduced, apparently by being excessively efficient in neutralizing the effect of tumor suppressor genes such as p53.

    In recent years, Drs. Bert Vogelstein and Kenneth Kinzler of The Johns Hopkins University School of Medicine ("JHU") and others have provided evidence that the progression of cells from their normal state, to a benign tumor and finally to a fully developed cancer is the result of a progressive alteration of genetic information caused by mutations that can result in: loss of a tumor suppressor gene; decrease in the amount of protein product of a tumor suppressor gene; increase in the amount of protein product of an oncogene; or production of a functionally altered oncogene protein or tumor suppressor gene protein. Although cancer appears to result from multiple mutational events, experiments by several investigators, including Drs. Vogelstein and Kinzler, suggest that inactivation of a single abnormal oncogene of a cancer cell or restoration to a cancer cell of a single tumor suppressor gene can prevent the growth of, or even cause the death of, the cancer cell. Accordingly, the Company believes that through specific molecular targeting, a single drug or a combination of a few drugs capable of bringing about such a result might effectively control cancer.

    A combination of diagnostic and therapeutic strategies based upon cancer-related genes could have a profound impact upon the management of cancer. Diagnostic tests are already available, or can be readily developed, for several of the cancer-related genes currently being targeted by the Company. As drugs become available to treat cancers resulting from the malfunction of specific genes, the oncologist will be able to match the appropriate therapeutic approach to the patient's specific gene defect, significantly improving the likelihood of treatment benefit. High response rates should, in turn, ensure a strong market for cancer-gene-based diagnostics and therapeutics. This "pharmacogenetic" approach is an important trend for a variety of genetically-determined diseases.

    CANCER THERAPIES

    Treatment of human cancer currently involves surgery, radiation therapy, chemotherapy or, in many cases, some combination of these methods. Surgery is a common method of treatment when the tumor remains localized to the site of its origin. Chemotherapy and radiation are general methods of treatment when the disease begins to spread throughout the body by a process known as metastasis. These agents are sometimes helpful in treating cancer but in many other instances either fail to reverse tumor growth or do so only on a transient basis.

    Recent studies suggest that the therapeutic effects of chemotherapy or radiation therapy can depend upon the ability of cancer cells to trigger a set of events leading to programmed cell death (apoptosis). It has been proposed that relatively low doses of radiation or chemotherapeutic agents will kill tumor cells provided that an appropriate apoptotic pathway is intact. On the other hand, if the apoptotic pathway either fails to be activated or is defective, much higher doses are generally administered.
These high doses typically cause severe side effects by killing normal cells, such as those of the immune system and the digestive tract, thereby limiting the utility of such anti-cancer treatments. The p53 tumor suppressor protein appears to be responsible for activating an apoptotic pathway in response to treatment with radiation or chemotherapy. Consistent with this observation is the finding that cells lacking p53 tend to be more resistant to treatment than cells possessing normal p53 function.

    GENE THERAPY

    One strategy under consideration by the Company for restoring lost tumor suppressor gene function is gene therapy. Gene therapy is an emerging approach to the treatment of disease in which a gene is inserted into a patient's cells to induce these cells to produce a therapeutic protein. Gene therapy could therefore be used to treat certain diseases, including cancer, by producing a missing functional protein through the replacement of the missing or defective gene. Gene therapy can employ certain viruses, capable of introducing genes into cells, that are genetically manipulated to replace certain viral genes with the desired genes, such as those that express therapeutic proteins. These viral vectors, once inserted into cells, cannot reproduce and infect other cells. Other means of introducing genes into cells include the use of chemical carriers called "liposomes."

    PATHWAYS TO DRUG DISCOVERY

    Drugs are chemical agents that generally derive their therapeutic effect by interacting with a molecular target to alter the target's activity. Typically, the molecular target is one of the thousands of proteins involved in carrying out the physiological functions of humans or infectious organisms. The interaction between a drug and a molecular target is primarily determined by their structural fit; an ideal drug binds selectively and tightly to its molecular target. A drug that binds selectively to its target is less likely to interact with non-targeted molecules, thereby reducing the likelihood of undesirable side effects. A drug that binds tightly to its molecular target will often require lower doses to achieve a therapeutic effect than another drug that binds less tightly to the same target.

    The procedure leading to drug discovery can involve rational drug design, high-throughput screening or a combination of the two. Although high-throughput screening has historically been successful, it is labor-intensive and expensive. In addition, since such approach depends in large part upon chance, there is no assurance of success.

    The Company's scientists have been designing an integrated approach to drug discovery that involves "SAGE", a system for the identification of differentially-expressed genes through efficient, high-speed comparative analysis, "CADENCE", a high-throughput assay design and implementation process to enhance compound evaluation, and "COMPILE", a combinational chemistry procedure to identify lead compounds from among very large and diverse chemical libraries.

    SAGE. A key challenge in the drug discovery process is to identify and characterize targets that are therapeutically relevant to disease. Targets of obvious interest are genes that are differentially expressed in normal versus diseased cells or tissues, since genes that are equivalently functional in normal and diseased tissue are unlikely to cause disease. Several approaches have been devised for determination of differential expression, among them subtractive hybridization, differential display and differential transcript imaging. Whereas the first two of these technologies depend upon experimental manipulation to determine whether a gene is expressed in one mRNA transcript population but not in another, the third is, in effect, an electronic subtraction procedure. Differentially-expressed genes can be, and have been, successfully identified by the above approaches, but all of them have technical limitations.

    Transcript imaging involves computerized comparisons of the presence or absence of ESTs (Expressed Sequence Tags) between two transcript libraries to generate differential expression information. It is then necessary to determine the association or non-association of ESTs with a particular transcript (this effort is complicated by the fact that transcripts are often represented by multiple ESTs). Transcript imaging is limited by a restriction on the number of ESTs that can be analyzed.

    SAGE (Serial Analysis of Gene Expression) was designed and developed by Drs. Kinzler and Vogelstein and their colleagues at JHU, and the relevant technology and filed patents have been licensed exclusively to the Company. SAGE represents a combination of three independent inventions that, when combined, offer significant advantages, including increased information and improved efficiency, over other differential expression technologies. The first innovation allows the assignment to each different transcript of a virtually unique tag that is considerably smaller than an EST. In the second innovation, these tags are then randomly paired to form "ditags" to eliminate quantitative bias. The third invention involves stringing ditags together like pearls in a necklace, "punctuated" to indicate where one ditag ends and the next one begins, prior to cloning and sequencing.

    In this method, SAGE tags are prepared, paired as ditags, combined, cloned and sequenced. SAGE software then extracts quantitative and qualitative sequence information about the tags and matches tags with transcripts, genes or ESTs based upon information available in public databases. If there is interest concerning a tag that does not correspond to a known transcript or gene, the cDNA representing the appropriate transcript can generally be obtained within days by using materials already generated during the SAGE procedure. The Company believes that SAGE is more thorough, rapid, efficient and cost-effective than other existing technologies. SAGE is being implemented in a cooperative manner by scientists at the Company and JHU to characterize genes that are differentially expressed when normal tissues become cancerous. Although the technology was not implemented at the Company and at JHU until late in 1995, more than one million SAGE tags have already been sequenced and cataloged. There can be no assurance, however, that the program will result in the development of commercial products.

    CADENCE. When devising strategies for treating or diagnosing disease, it is helpful to understand the differences between molecular cause and effect. Useful therapies and diagnostic tests can be developed by targeting the manifestations or symptoms of a disease, or by targeting the cause of the disease and preventing the onset of symptoms, with the latter being preferable. Although cancer is widely characterized by the uncontrolled growth of cells, it is only recently that scientists have begun to understand what causes this uncontrolled growth. Thus, faced with recognition of the result of the disease (uncontrolled growth) without a clear understanding of the causes, scientists for years have been attempting to develop treatments to hinder or slow the growth of cancer cells. However, since they are in large part designed to kill rapidly-dividing cells, the value of most of these treatments is limited by undesirable side effects on cells such as those of the immune and digestive systems, which normally divide rapidly and depend upon this property for normal function.

    Although symptoms of a disease are generally recognizable, and sometimes treatable, it is not always straightforward to pinpoint cause, particularly at the molecular level. As noted above, a difference between the expression of a gene in a normal versus a diseased tissue makes that gene a potential suspect. The same is true for a gene that has been mutated in a diseased tissue. However, a differentially-expressed or mutated gene is not necessarily responsible for a disease, nor will it necessarily be an optimal therapeutic and/or diagnostic target, unless it can be causally implicated.

    Thus, once a candidate gene has been identified, via SAGE or any other approach, a detailed series of experimental steps is usually necessary in order to develop a drug candidate. CADENCE (Customized Assay Design for ENhancing Compound Evaluation) does not describe a set protocol for producing a drug candidate but rather reflects a customized procedure that must generally be pursued with a target gene to design and implement a drug discovery effort based upon knowledge of the function and dysfunction of that gene. Briefly, the procedure involves (a) establishing causal associations between altered gene function and disease; (b) producing gene products and other relevant reagents, including cultured cells, for targeting; and (c) designing and implementing appropriate assays for evaluation of therapeutic candidates, including in vitro and animal models.

    COMPILE. Conventional drug discovery methodologies have characteristically relied upon screening of natural product extracts and collections of small organic molecules from previous syntheses to produce lead candidates. Despite the advent of automated screening technology, this process remains time-consuming and expensive and the rate of lead discovery is low.

    One way to address the limitations of conventional screening methodologies is through the use of combinatorial chemistry technology. Combinatorial chemistry-based drug screening is a rapid and efficient procedure by which vast and highly diverse libraries of candidate compounds can be synthesized in the laboratory, often in an automated fashion, and then tested for activity against therapeutically-relevant targets. Once an active compound has been identified, or if structural information about the target is available, specialized libraries can be generated to optimize or speed lead selection.

    Combinatorial libraries were originally comprised of well-known polymeric molecules such as peptides or oligonucleotides (small pieces of genetic material). In the case of the Company's early efforts, oligonucleotides were used. It was determined that relatively active oligonucleotides could be found against several targets, but these oligonucleotides were large (which restricts their distribution through the body and ease of cell penetration) and susceptible to enzymatic degradation. More recently, the Company has focused its combinational chemistry efforts on libraries containing smaller, more drug-like, molecules.

    Company scientists have been developing COMPILE (COMbinatorial Procedure for Indirect Ligand Elucidation), an integrated and systematic approach to combinatorial chemistry and the Company has filed patents relating to this technology. COMPILE is being designed to include a prescreen to identify the most suitable libraries for use against a chosen target; a procedure that is broadly applicable to virtually any type of combinatorial chemistry library for selecting and identifying compounds that bind best to a target; and automated techniques for rapid production of diverse chemical libraries. The Company has assembled COMPILE master libraries containing, in the aggregate, millions of compounds of relatively low molecular weight and extensive chemical diversity, raising the possibility that selected compounds will be novel and have attractive pharmacological properties, including in many cases ease of cell permeability and oral availability. The compounds in some of these libraries are potentially suitable as lead products against certain targets because they are relatively small, chemically diverse and are not expected to be readily susceptible to enzymatic degradation. The Company believes that, once fully implemented, its integrated, combinatorial chemistry-based drug discovery strategy will constitute a highly efficient and effective mass screening technology. There can be no assurance, however, that such strategy will result in the development of commercially-usable products.

BUSINESS STRATEGY

    PRODUCT DEVELOPMENT STRATEGY

    The Company is focusing on the research and development of cancer therapeutics. Through its collaboration with Drs. Vogelstein and Kinzler and its past and present agreements with JHU, the Company has gained access to filed and issued patents, proprietary information, technology, reagents and test systems relevant to tumor suppressor genes and other cancer-related genes. One such gene in particular, p53, is believed to play a central role in the onset and progression of a wide variety of cancers. Accordingly, the Company has initiated a program to develop therapeutics based upon p53 technology.

    The Company is seeking in the first instance to improve approaches to cancer therapy by generating treatments that would selectively and directly block the growth or spread of certain types of cancer by restoring the activity of the p53 tumor suppressor gene. Such treatments might either be effective on their own or might increase susceptibility of cancer cells to conventional chemotherapy or radiation therapy regimens. The Company is exploring two primary therapeutic approaches involving p53 and other tumor suppressor genes: small molecule-based restoration of gene function and gene therapy. The Company has conceived of drug-mediated approaches to restore lost tumor suppressor gene function and has developed assays to screen for compounds that restore p53 function.

These assays and/or reagents used therein are the subjects of patents licensed to the Company that have been issued by the U.S. Patent and Trademark Office (the "PTO"). The Company has established collaborations with Xenova Limited ("Xenova") and Boehringer-Mannheim GmbH ("Boehringer") to screen their small molecules and/or natural extracts for activity in these assays, and a first generation of lead compounds has been discovered.

    By placing a properly functioning tumor suppressor gene into cancer cells, the Company believes that lost tumor suppressor gene function can be restored. Currently, a major challenge of gene therapy in cancer is the development of procedures for ensuring that the therapeutic gene penetrates the vast majority of tumor cells. In addition, generation of clinically-relevant animal model systems is highly desirable so that the likelihood of success of gene therapy approaches can be evaluated prior to the commencement of clinical trials. The Company has entered into a collaboration with Genetic Therapy, Inc. ("GTI") to evaluate commercialization feasibility of p53 gene therapy. The Company and GTI and their respective collaborators have been carrying out pivotal preclinical p53 gene therapy experiments to provide insight into the likelihood of the clinical success of p53 gene therapy. The Company has completed its studies and is awaiting completion of the GTI studies, at which time GTI will make a decision regarding clinical evaluation.

    The Company has been using its broadly-enabling combinatorial chemistry technologies in efforts to discover specific lead compounds that block the function of targets relevant to cancer as well as other diseases. Through this approach, oligonucleotide-based libraries were initially used and compounds have been identified that interact specifically with selected target proteins to affect the activity of such targets. Although lead compounds were found, they presented marked difficulties in efforts to optimize these compounds for clinical suitability. Accordingly, the Company has shifted its strategy to evaluating libraries of more amenable compounds and is currently addressing technical issues that will allow effective surveillance of such libraries.

    PRODUCT DISCOVERY STRATEGY

    In addition to its product development activities, the Company is strategically positioned to benefit from its integrated drug discovery capabilities. With capabilities in genomics, high-throughput assay design and implementation and combinatorial chemistry, the Company is attempting to expand its discovery collaborations with other pharmaceutical and biotechnology companies. Such collaborations could focus on particular aspects of the discovery process or the entire continuum. The Company believes that its capabilities can be utilized in these collaborations to generate revenues which can be used to further the Company's product development activities. There can be no assurance, however, that the Company will be able to expand its discovery collaborations to generate revenues.

    Successes in the biotechnology industry have characteristically favored companies with novel skills and efficient operations despite the competitive advantages of pharmaceutical companies which are typically larger and have substantially greater financial resources and broader research capabilities. At the extremes, biotechnology companies have attempted to follow one of two models of success: (a) companies that develop successful products in-house more rapidly and cost-effectively than pharmaceutical companies and other biotechnology companies; and (b) companies that offer innovative technical services to major pharmaceutical companies and other biotechnology companies, creating value through collaborative payments and royalties. The former model offers the opportunity to provide a significant return on investment if the therapeutic strategy is correct, but becomes progressively more risk-oriented as less predictable strategic targets remain to be pursued. In the latter model, the technology base of the Company reduces the risk of failure, but involves slower financial growth due to smaller profit margins. The Company believes that its dual-objective strategy enables the Company to seek a balance between these two models. There can be no assurance, however, that the Company's dual-objective strategy will lead to commercial success.

RESEARCH AND DEVELOPMENT PROGRAMS

    The following table summarizes the Company's principal research and development programs relating to its current compounds and targets:


         PROGRAM                       APPROACH                  DISEASE                STATUS
-------------------------------------------------------------------------------------------------------------
p53                            Gene therapy                    Cancer           Preclinical development
-------------------------------------------------------------------------------------------------------------
p53                            Restoration of function         Cancer           Discovery
-------------------------------------------------------------------------------------------------------------
MDM2                           Inhibition                      Cancer           Lead compound
-------------------------------------------------------------------------------------------------------------
WAF1                           Substitution of function        Cancer           Discovery
-------------------------------------------------------------------------------------------------------------
New p53-regulated              Gene therapy/                   Cancer           Discovery
genes                          Substitution of function
-------------------------------------------------------------------------------------------------------------


    In the above table, "preclinical development" includes testing of lead compounds for activity in preclinical in vitro, ex vivo and in vivo disease models. Additional assessments must generally be undertaken to optimize certain biological criteria for therapeutic utility prior to the commencement of human clinical trials. "Lead compound" refers to a compound or series of compounds that have met predetermined activity criteria in preliminary in vitro models. More extensive evaluation of lead compounds must generally be undertaken to determine if they have the requisite properties to enter preclinical development. "Discovery" activities include the development of screening assays, the testing of compounds in such assays and the detection of active compounds. Any of the Company's research and development programs may be discontinued, replaced or supplemented, depending upon results of testing and analysis.

    p53

    The p53 gene was discovered in 1979 and was originally believed to be an oncogene. In 1989, Dr. Vogelstein and his colleagues discovered that p53 was subtly mutated in numerous tumors. Dr. Vogelstein and others also provided evidence that the normal version of the gene might actually prevent tumor onset and growth of tumor cells. As a result, the p53 gene is now understood to be a tumor suppressor gene. Currently, p53 is thought to be among the most commonly mutated genes in human cancer. Researchers have found p53 mutations in tumors of almost every variety including cancers of the colon, lung, skin, prostate, ovaries, cervix, breast, brain, bone, blood cells and bladder. Dr. Vogelstein and others have estimated that p53 mutations occur in at least 50% of all cancers.

    Normally, when cells are damaged, their division can be slowed or stopped at specific "checkpoints" so as to reduce the incidence of gene mutation. One such checkpoint exists just prior to DNA synthesis. The p53 protein is believed to be a critical component of this checkpoint: when cells are exposed to conditions that might lead to DNA damage, the p53 protein triggers a series of events that appears to slow or stop cell division. Under extreme conditions of environmental insult and in certain cells, including certain cancer cells, p53 protein appears to trigger a pathway that leads to apoptosis.

    The p53 gene expresses a protein that, when functional, binds to and thereby triggers expression of a number of genes, the products of which are important in the control of cell division. In tumors with mutated p53 function, the p53 gene expresses an altered form of the protein that fails to bind to the appropriate genes. As a result, certain regulatory genes are not turned on and an important pathway for controlling cell division is unavailable.

    RESTORATION OF FUNCTION. The Company has developed high-throughput screening assays to identify small molecules that can restore mutated p53 protein to an active form. The Company has initiated use of these assays in collaborative efforts to identify compounds with the potential for restoring p53 function.

    GENE THERAPY. By placing a functional p53 gene into cancer cells, the Company believes that lost p53 function can be restored and unregulated cell division can be curtailed. The Company has entered into a license agreement with GTI, in which the Company has sublicensed to GTI its rights to gene therapy applications for p53. The Company and GTI have been evaluating in animal model systems different approaches to delivering p53 genes to cancer cells and determining the effects of such treatments upon tumor growth, and the Company expects GTI to make a decision in 1997 concerning the initiation of clinical trials.

    MDM2

    The MDM2 oncogene encodes a protein that binds to the p53 protein, preventing it from activating genes that can control cell division. Accordingly, elevated levels of MDM2 protein might inactivate p53 protein by preventing it from carrying out its normal functions. Drs. Vogelstein and Kinzler and their colleagues have discovered elevated levels of MDM2 protein in cancers known as sarcomas. Other investigators have since found evidence for overexpression of MDM2 in cells of other cancers, including neural, bladder, renal and breast cancers, as well as leukemias. The Company and its collaborators have been using a high-throughput assay to identify small molecules that block the undesirable interaction between normal p53 protein and excessive levels of MDM2 protein in cancer cells. In addition, the Company is using combinatorial chemistry approaches to identify compounds that block the MDM2/p53 interaction. The Company on its own, and a collaborator, have identified compounds in initial screens that appear to block the interaction between MDM2 and p53. Some of these compounds are now being tested in cell-based systems. An inhibitor that blocks the undesirable interaction between MDM2 and p53 could be useful in the treatment of patients who would not benefit from drugs targeting mutant p53.

    WAF1

    WAF1 is a gene that is activated by p53 protein. The protein encoded by the WAF1 gene appears to interfere with the activity of a group of enzymes called cyclin-dependent kinases. Cyclin-dependent kinases, in turn, interact with a group of proteins, called cyclins, that play a direct role in cell division. This particular mechanism for controlling cell division appears to be initiated only if normal p53-gene activity is present. This cell division pathway thus provides the Company with a number of alternative targets for cancer treatment. The Company is developing high-throughput assays to identify small molecules that block this cell division pathway.

    ADDITIONAL CANCER-RELATED TARGETS

    Investigators at the Company have discovered a number of genes that are under the control of p53. Some of these genes have not been publicly identified, while others are known genes not previously reported to be regulated by p53. Certain of these genes, when transferred into human colorectal cancer cells under particular culture conditions, have demonstrated the ability to block the cells from dividing and/or to promote apoptosis. As a result, the Company considers these genes to be therapeutic targets and/ or possible candidates for gene therapy.

    The discoveries of other cancer-related genes referred to by Drs. Vogelstein and Kinzler as DCC, APC, MCC and MSH2, and the respective filed and/or issued patents covering such genes, have provided the Company with additional opportunities for developing cancer therapeutics. Although such development programs are not currently being pursued, the Company continually evaluates these genes as targets for therapy as additional knowledge is gained about the role of these genes in cancer.

PRINCIPAL COLLABORATIVE AGREEMENTS

    Agreements with JHU, Roche and Dr. Vogelstein

    In March 1991, the Company entered into a Research Agreement (the "Research Agreement"), with JHU and Hoffmann-La Roche Inc. ("Roche"), and in February 1992 entered into a License Agreement (the "License Agreement") with JHU and Roche (collectively, the "JHU Agreements"), pursuant to which the Company made unrestricted research grants to the Basic Cancer Research Foundation and JHU of approximately $818,000 to fund research conducted at JHU by Dr. Vogelstein. Dr. Vogelstein has had the sole discretion to determine research activities within the specified research areas, which include cancer and virology. In return for these payments, JHU granted to the Company and Roche a worldwide, exclusive, royalty-bearing license to all technology developed within the specified research areas pursuant to the JHU Agreements. In February 1995, the Research Agreement terminated, with certain provisions remaining in effect through August 1995. Certain rights granted to Roche and the Company by JHU, and certain of the obligations of Roche and the Company to JHU (such as maintaining confidentiality of information, not using JHU's name without their consent, not bringing suit against JHU in disputes between Roche and the Company and reimbursement of JHU for costs of any such dispute), survived the termination of the Research Agreement. The License Agreement continues, subject to scheduled royalty payments, until the expiration of the patents licensed thereunder.

    The Company and Roche also entered into supplementary agreements (the "Roche Agreements") regarding the development and commercialization of any technology developed by Dr. Vogelstein in the research areas specified in the JHU Agreements. Pursuant to an initial agreement with Roche, Roche obtained the first option to license from JHU any diagnostic applications, the Company obtained a license from JHU to any oligonucleotide-based therapeutic applications and the Company and Roche jointly obtained a license from JHU to any therapeutic applications that are not oligonucleotide-based. Roche has agreed to pay the Company royalties at varying rates on sales of any products developed by Roche stemming from Dr. Vogelstein's research. Additionally, Roche obtained first option rights (the "First Option Rights") to act as the Company's partner for research and development programs relating to Dr. Vogelstein's technology. At Roche's option, Roche could choose to pay the Company to provide mutually agreed upon research and development services for diagnostic products. In May 1996, Roche decided not to develop certain inventions licensed from JHU and the Company exercised its option, which did not require any additional payment, to assume the rights to all of those inventions. In October 1996, Roche and the Company signed a term sheet under which the Company will be provided a sublicense to any and all diagnostic products and applications to which Roche retains rights under the License Agreement, and the Company was granted the exclusive right to sublicense Roche's rights to diagnostic products and applications, exclusive of those rights to certain antibody-based diagnostics that Roche has assigned to a third party, under the License Agreement. The term sheet also provides for royalties to Roche and sharing of revenues between the Company and Roche.

    In March 1994, in consideration of 16,666 shares of the Company's Common Stock and warrants to acquire 50,000 shares of Common Stock, Roche waived the First Option Rights so that the Company may freely seek partners for its Vogelstein-related research and development programs. One-third of the warrants were exercisable at a price of $10.50 per share until March 1995, one-third of the warrants were exercisable at a price of $15.00 per share until March 1996, and the last third of the warrants were exercisable at a price of $24.00 per share until March 22, 1997. None of the warrants were exercised.

    Agreements with JHU and Drs. Vogelstein and Kinzler

    Effective September 1995, the Company entered into a license agreement (the "SAGE Agreement") with JHU and Drs. Vogelstein and Kinzler relating to the SAGE technology. To retain an exclusive license, the Company was obligated to pay substantial license fees and milestone payments in 1996 and has continuing license and milestone obligations. The SAGE Agreement provides for certain additional payments to be made by the Company to JHU in the event the Company sublicenses SAGE technology to third parties or performs SAGE-related services on behalf of third parties. In contemplation of the Proposed Merger with Genzyme, the SAGE Agreement was amended to waive any possible right JHU may have to a payment of $5 million resulting from a change of control in exchange for the issuance of 43,200 shares of Series B Convertible Preferred Stock.

    The Company is currently in discussions with JHU regarding a license to other present and future discoveries of Dr. Kinzler, some of which were, or may be, created in collaboration with Dr. Vogelstein. However, there can be no assurance that such license will be available to the Company or can be obtained on terms acceptable to the Company.

    Effective April 1991, the Company entered into a consulting agreement with Dr. Vogelstein pursuant to which Dr. Vogelstein acts as a consultant to the Company in his area of expertise and has agreed to serve on the Company's Scientific Advisory Board. Dr. Vogelstein became Chairman of the Company's Scientific Advisory Board in April 1993. This consulting agreement is renewable at the Company's option annually and can be terminated by either party on 30 days' notice. The consulting agreement with Dr. Vogelstein has been renewed through April 2000. In addition, effective October 1991, the Company entered into a consulting agreement with Dr. Kinzler, pursuant to which Dr. Kinzler acts as a consultant to the Company in his area of expertise and has agreed to serve on the Company's Scientific Advisory Board. This consulting agreement renews automatically on an annual basis unless the Company gives cancellation notice 60 days prior to the annual termination date. This consulting agreement currently expires in October 1997.

    Agreements with PaineWebber R&D Partners III, L.P.

    In May 1994, the Company entered into a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners, III, L.P. (the "Partnership") (see "Item 13. Certain Relationships and Related Transactions"), pursuant to which the Partnership paid a $250,000 license fee and agreed to pay the Company up to $5,750,000 to conduct research and development on the Partnership's behalf on targets identified by the Company pursuant to a development plan originally projected to extend through March 1996, but which continued through January 1997. In consideration of such payments, the Partnership obtained rights to the results of such research, and the Company granted the Partnership an exclusive, royalty-free license to use certain patent rights, know-how and technical information owned or licensed by the Company. Under the R&D Agreements, upon the occurrence of certain events of default (such as failure to perform its obligations, default on indebtedness, insolvency, cessation of operations and others), the Company would be obligated to make certain payments to the Partnership. In March 1995, the R&D Agreements were modified to expand the area of research under the development plan and to accelerate an additional $750,000 of research funding under the R&D Agreements into 1995. Under the R&D Agreements, the Company also received an option to purchase at any time certain or all of the rights owned by the Partnership as a result of the R&D Agreements ("Partnership Rights") at an option price ranging from $9.4 million up to $19.2 million, depending upon the date of the purchase and the rights purchased. The R&D Agreements provided that in the event the Company commenced Phase II clinical trials on an agent developed under the R&D Agreements, the Company would be obligated to exercise the purchase option. To date, the Company has not commenced any Phase II clinical trials. In consideration for this purchase option, the Company issued to the Partnership warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and up to 666,667 shares of the Company's common stock (the "Purchase Option Warrant"). The Core Warrant is exercisable for a period of five years which commenced July 1, 1996, and the Purchase Option Warrant would have been exercisable for a period of four years following termination of the Company's purchase option (as described above). With the modification of the R&D Agreements in March 1995, the exercise price on the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. In June 1995, the Company executed and delivered a convertible note (the "Note") to the Partnership under which the Company borrowed $1,000,000 at an interest rate of prime plus two percentage points. In lieu of repayment in cash, the Note and accrued interest were converted to 480,242 shares of Series C Convertible Preferred Stock of the Company as of September 30, 1995, which thereby reduced by $1,000,000 research funding from the Partnership under the R&D Agreements. In January 1997, in connection with the Proposed Merger, the Partnership exercised its right under the R&D Agreements to exchange the Partnership Rights for shares of the Company's preferred stock. This right became exercisable by the Partnership upon the Company signing the Merger Agreement, which constituted a change of control under the R&D Agreements. Under the R&D Agreements, a change of control is defined to include generally PharmaGenics agreeing to or completing a consolidation or merger, agreeing to be or being acquired, agreeing to or completing the sale or other disposal of all or substantially all of its assets or the acquisition of, or tender for, 50% or more of the outstanding voting securities of PharmaGenics. As a result of such exchange, the Company issued to the Partnership 298,420 shares of Series A Convertible Preferred Stock, 88,864 shares of Series B Convertible Preferred Stock and 1,641,144 shares of Series C Convertible Preferred Stock (with an aggregate liquidation preference of $4,750,000). Upon the exercise of such right by the Partnership, the Purchase Option Warrant and the R&D Agreements terminated. In addition, upon the completion of the Proposed Merger, the Core Warrant will be cancelled.

    Agreements with Genetic Therapy, Inc.

    In January 1993, the Company entered into a license agreement with GTI under which the Company granted to GTI an exclusive, royalty-bearing license to the Company's p53 and DCC tumor suppressor gene technology for use in gene therapy. The Company has retained the rights to co-promote any products covered by the agreement within North America. GTI has paid the Company $500,000 under the agreement and has agreed to make additional payments upon the achievement of particular milestones. The Company and GTI have also entered into an agreement under which GTI has made payments to the Company for the performance of research and development. In June 1994, GTI and the Company agreed to suspend certain of GTI's performance requirements pending results of animal model experiments by the Company. Such experiments were completed by the Company in 1996. The Company's agreement with GTI continued without interruption or modification after the acquisition of GTI by Novartis (formerly Sandoz, Inc.) In January 1996, GTI returned to the Company rights to the DCC tumor suppressor gene. The Company has received notification from GTI of its intention to resume activities with the p53 gene under the original performance requirements.

    Agreement with Boehringer--Mannheim, Gmbh

    In December 1994, the Company and Boehringer entered into a collaborative agreement to discover and develop novel drugs that restore the normal function of the p53 gene. The agreement stipulated that the Company and Boehringer would utilize proprietary assays developed by the Company to screen Boehringer's libraries of compounds and biological extracts. Boehringer has been obligated under the agreements to make certain payments to the Company. Following screening of several thousand compounds by Boehringer, the term of the collaborative agreement expired without negotiation of an extended collaboration.

    AGREEMENT WITH XENOVA LIMITED

    The Company has entered into a collaboration with Xenova to search for compounds that can restore lost p53 function. Each party has agreed to pay the costs of its own activities. Some of those costs have been, and will continue to be, offset by a grant from the National Cancer Institute to the Company, Xenova and Memorial Sloan Kettering of an award of approximately $877,000 in the first two years (which commenced in September 1995), with approximately $1.4 million anticipated to be awarded over an additional three years, subject to funding availability and satisfactory progress of the research project. The Company will have exclusive rights to any products in the Western Hemisphere and Xenova will have the same rights in the Eastern Hemisphere.

    Agreement with Genome Therapeutics Corp.

    In September 1996, the Company and Genome Therapeutics Corp. ("Genome") executed a term sheet for the Company to prepare a limited number of libraries using SAGE technology in order for Genome to determine whether to enter into a further commercial relationship with the Company.

    Agreement with Incyte Pharmaceuticals, Inc.

    In February 1997, the Company entered into an agreement with Incyte Pharmaceuticals, Inc. ("Incyte"). Under the agreement, the Company has agreed to prepare at specified prices SAGE tag libraries using SAGE technology at the request of Incyte. The agreement is for a term of three years and does not include any order requirements by Incyte. In addition, there is no assurance Incyte will place any orders under the collaboration. The agreement does not grant Incyte any rights to the SAGE technology and does not grant the Company any rights to the libraries that might be prepared by the Company for Incyte.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    The Company's policy is to protect its technology by, among other things, filing patent applications for technology it considers important in its business. In addition to filing patent applications in the United States, the Company has filed, and intends to file, patent applications in foreign countries on a selective basis. The Company also relies on trade secrets, unpatented know-how and technological innovation to develop and maintain its competitive position.

    To date, 17 patent applications have been filed in the United States on which Company scientists are listed as inventors or co-inventors, none of which have yet issued, and the Company has licensed 16 patents from JHU, of which five have issued and two have received a notice of allowance. Several continuations and divisionals of these patents have been filed. The Company has an exclusive license to certain of the JHU patents. The Company has co-exclusive licenses with Roche and/or other third parties to the remaining JHU patents regarding cancer-related genes pursuant to the JHU Agreements. Under the license agreement with JHU, the Company has an exclusive license to filed SAGE patents, including one SAGE patent for which the PTO has issued to JHU a Notice of Allowance.

    The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged from the U.S. Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

    The Company is aware of patent applications and issued patents of competitors and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees or cease certain activities. The Company is also aware of patent applications that have been filed by third parties directed to p53 gene therapy, as well as to general methods for delivering genes therapeutically, including for the treatment of cancer (the "Additional Gene Therapy Patents"). The Company believes that the PTO will declare a patent interference between the Additional Gene Therapy Patents and the p53 patent application that the Company has licensed from JHU. The outcome of any such interference proceeding, if declared, cannot be predicted, and there can be no assurance that the outcome of such proceeding will be favorable to the Company. The issuance of patents based on such technology, if licenses are not obtained by the Company, could adversely affect the ability of GTI and/or the Company to market and sell gene therapy products for cancer.

    The Company also relies on unpatented technology, trade secrets and information, and no assurance can be given that others will not independently develop substantively equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented technology, trade secrets and information. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with the Company. The agreements generally provide that all inventions conceived by the individual in the course of employment or in the providing of services to the Company and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company in the event of unauthorized use or disclosure of such confidential information.

COMPETITION

    Cancer is currently treated with therapies that have demonstrated varying degrees of success. To the extent that the Company develops chemical or genetic therapeutics to treat cancer (or any other diseases), the Company will be competing with existing therapies. The Company is aware of other companies actively engaged in research to develop gene therapy approaches using the p53 gene and other tumor suppressor genes as well as several other companies that have initiated various research and development programs with regard to tumor suppressor genes and other cancer-related genes that are being targeted by the Company. In addition, a number of companies are pursuing the development of genomics technology and combinatorial chemistry approaches that could lead to the development of pharmaceuticals that would directly compete with therapeutics which might be developed by the Company. These companies include specialized biotechnology companies and large pharmaceutical companies, acting either independently or together. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and might establish collaborative arrangements with others for development and commercialization of products that are discovered. Any of these competitive efforts, if successful, could adversely affect the Company and its programs.

    Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and might be better equipped to develop, manufacture and commercialize products. In addition, many of these companies have extensive experience in preclinical testing, human clinical trials and the regulatory approval process. These companies might develop and introduce products and processes competitive with or superior to those of the Company.

    Under the JHU Agreements, Roche has co-exclusive licenses with the Company to certain of the technology developed by Dr. Vogelstein. Accordingly, Roche, which has substantially greater financial and other resources than the Company, may commence development activities based on Dr. Vogelstein's technology to develop products that might compete with certain potential products of the Company.

    The Company's competition also will be determined in part by the potential indications for which the Company's compounds are developed. For certain of the Company's potential products, an important competitive factor may be the timing of market introduction of its own or competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and regulatory approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

    The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain and enforce patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales.

GOVERNMENT REGULATION

    Any products developed by the Company will require regulatory clearances, including the approval of the United States Food and Drug Administration ("FDA"), prior to initiation of clinical trials, manufacturing and commercialization. The Company has no experience in obtaining any such regulatory approvals. New drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be.

    Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA approval to commence clinical trials, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any major safety problems. The results of these studies are submitted as a part of an investigative new drug application ("IND") that the FDA must approve before human clinical trials of the agent can begin. The IND application includes a detailed description of the clinical investigations to be undertaken.

    Upon approval of the IND, the Company will be responsible for initiating and overseeing the demonstration of the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. The Company will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the agent in clinical trials, ensure proper monitoring of the investigations and ensure that the investigations are conducted in accordance with the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases. Phase I clinical trials are concerned primarily with the safety and preliminary effectiveness of the agent and may take from six months to over a year. Phase II clinical trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the agent is intended, although short-term effects and risks in people whose health is impaired may also be examined. Phase III clinical trials are expanded, multi-center clinical trials with large numbers of patients. Such trials are designed to gather the additional information on safety and effectiveness needed to clarify the agent's benefit-risk relationship, discover less common side effects and adverse reactions and generate information for proper dosage and labeling of the agent. Clinical trials generally take two to five years, but may take longer, to complete.

    The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. Certain agents that may be developed by the Company might fall into a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of such products.

    After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, it will require the submission and approval of a Product License Application ("PLA") before marketing may commence. If the product is classified as a drug, the Company must file a New Drug Application ("NDA") and receive approval before marketing may commence. The NDA or PLA must include results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can generally take two to five years or more to receive approval. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even if FDA regulatory clearances are obtained, a marketed product may be subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

MANUFACTURING AND MARKETING

    The Company has no experience in manufacturing or marketing products. The Company does not now have the resources to manufacture or market on a commercial scale any products that it may develop. The Company's long-term objective is to manufacture and market certain therapeutics through its own capabilities. In the short-term, however, the Company may rely on corporate partners or others to manufacture or market any such therapeutics it develops, although no specific arrangements have been made. The Company cannot predict whether the Company will be able to establish manufacturing arrangements with a third party on acceptable terms. While the Company intends to select manufacturers which comply with FDA-mandated current good manufacturing practices ("GMP") and other regulatory standards, there can be no assurance that these manufacturers will comply with such standards, that they will give the Company's orders the highest priority or that the Company would be able to find substitute manufacturers, if necessary. In order for the Company to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations applicable to such a facility.

HUMAN RESOURCES

    As of December 31, 1996, the Company had 37 employees, 32 of whom were engaged directly in research and development activities and 5 of whom were in executive and administrative positions.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular, discussions regarding the Company's expectations of completion of the Proposed Merger, research and collaborative agreements, operating expenses, working capital financing, lease financing and access to capital. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not vary materially from its expectations. Meaningful factors that could cause actual results to differ from expectations include, among others, uncertainties relating to the Proposed Merger with Genzyme and the Credit Facility; uncertainties relating to whether patents will issue and whether patents that issue will provide the Company with adequate protection from other products or competitors; dependence on key individuals for achievement of these expectations, particularly the contributions of Michael I. Sherman, the Company's President and Chief Executive Officer; continued collaboration between the Company and Drs. Vogelstein and Kinzler of JHU; continued collaboration between the Company and its other corporate, governmental and academic collaborators; establishment of additional collaborations with academia or corporations; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; uncertainties related to technological improvements and advances; the impact of research and product development activities of competitors of the Company, many of whom have greater financial or other resources than those of the Company; the ability to obtain adequate additional financing necessary to fund operations and product development and the terms on which such financing might be available; the ability to obtain lease financing for capital equipment; uncertainties related to possible legal proceedings; uncertainties related to clinical trials; uncertainties of obtaining required regulatory approvals; advances in cancer research, in general; the ability of the Company to arrange for the manufacture and marketing of any new products; and uncertainties of future profitability. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations, reference is also made to the Company's Quarterly Reports on Form 10-Q and other reports filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The Company leases and occupies approximately 20,500 square feet of space in Allendale, New Jersey, including approximately 16,500 square feet devoted to research and development, pursuant to a five-year lease expiring on December 31, 1999, with two additional three-year renewal options. The lease provides rental payments of approximately $211,000 annually, exclusive of taxes, maintenance and management fees, which were approximately $63,000 in 1996 and $57,000 in 1995. The Company believes that its existing facilities will be adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    On July 19, 1996, LBC Capital Resources, Inc. ("LBC") brought an action against the Company in the Superior Court of New Jersey in Bergen County alleging breach of contract and related causes of action arising out of an agreement between the Company and LBC that obligated LBC to assist the Company in finding new sources of capital. LBC asserted in such action that the Company improperly declined to pay LBC a commission in accordance with the agreement and sought damages in excess of $150,000. The Company and LBC settled the action with the Company's payment to LBC of $62,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    No class of the Company's securities is traded on any public trading market, and the Company cannot predict whether any public trading market might be established in the immediate future.

    As of March 31, 1997, the Company had 20 holders of record of its Common Stock, four holders of record of Series A Convertible Preferred Stock, 1,150 holders of record of Series B Convertible Preferred Stock, 480 holders of record of Series C Convertible Preferred Stock, and one holder of record of a warrant to purchase shares of Series A Convertible Preferred Stock. The outstanding shares of Series B Convertible Preferred Stock and certain warrants to purchase shares of Common Stock (which expired on November 14, 1996), all of which were issued in connection with a private placement in 1991, have been registered under Section 12(g) of the Securities Exchange Act of 1934.

    No cash dividends have ever been paid on the Company's Common Stock and the Company does not intend to declare any such dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operations and balance sheets for the fiscal year ended December 31, 1992 are derived from the financial statements that have been audited by Richard A. Eisner & Company, LLP, independent public accountants, which financial statements are not included in this filing. The other Statement of Operations Data and Balance Sheet Data set forth below are derived from the financial statements that have been audited by Arthur Andersen, LLP, independent public accountants, which financial statements as of December 31, 1995 and 1996, and for the three years in the period ended December 31, 1996, are included elsewhere in this filing. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes related thereto included elsewhere in this Annual Report on Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                   1992       1993       1994       1995       1996
                                                                   ----       ----       ----       ----       ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

Statement of Operations Data:

Revenues....................................................    $       2  $     661  $   1,818  $   2,920  $   1,418
                                                                ---------  ---------  ---------  ---------  ---------

Expenses:

  Research and development..................................        3,624      4,287      5,822      4,608      4,499

  General and administrative................................        1,043      1,224      1,447      1,388      1,756
                                                                ---------  ---------  ---------  ---------  ---------
  Total expenses............................................        4,667      5,511      7,269      5,996      6,255
                                                                ---------  ---------  ---------  ---------  ---------

Loss from operations........................................       (4,665)    (4,850)    (5,451)    (3,076)    (4,837)
Interest income/(expense), net..............................          407        240        (37)      (304)        84
                                                                ---------  ---------  ---------  ---------  ---------

Net loss....................................................    $  (4,258) $  (4,610) $  (5,488) $  (3,380) $  (4,753)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Net loss per share..........................................    $   (9.26) $  (10.55) $  (12.28) $   (7.49) $  (10.49)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Weighted average common shares outstanding..................      459,604    436,812    446,933    451,406    452,970
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------


                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                   1992       1993       1994       1995       1996
                                                                   ----       ----       ----       ----       ----
                                                                                  (IN THOUSANDS)
Balance Sheet Data:
Cash and investments........................................    $   9,610  $   4,542  $     753  $   1,639  $     486
Working capital (deficit)...................................        5,929      3,905       (534)      (641)    (1,352)
Total assets................................................       10,750      6,503      2,180      2,694      1,533
Long-term obligations.......................................          204        533        361         39         25
Accumulated deficit.........................................       (8,463)   (13,072)   (18,560)   (21,940)   (26,692)
Stockholders' equity (deficit)..............................        9,864      5,253        483        352       (554)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the Financial Statements, and notes thereto, included elsewhere in this report.

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's research and development activities and its results of operations will not differ materially from its expectations. See "ITEM 1 - BUSINESS--Important Factors Regarding Forward-Looking Statements."

RECENT DEVELOPMENTS--PROPOSED MERGER WITH GENZYME CORPORATION

    To fund its operations since inception, the Company has obtained capital through several private placements of equity, raising approximately $26.5 million. These funds have enabled the Company to pursue internal research, fund and obtain technology rights from academic institutions and pursue research and development collaborations with other companies. As a result of these efforts, the Company has been able to generate license/royalty and research funding revenues of approximately $6.6 million (including research and development funding from PaineWebber R&D Partners III, L.P.) since inception.

    Although the Company has been successful in generating funding to maintain its operations, in order to optimize the development of and exploit its technologies, management of the Company has always been aware that the Company would either have to raise large amounts of capital through equity offerings or search for alternative sources of capital. One way the Company attempted to obtain additional funding was to establish collaborative relationships in which funding would be provided to the Company in exchange for sharing of rights to the technology that might be developed from the research supported by such funding. In particular, the Company has recently attempted to raise funds by providing SAGE technology services to other companies on a fee basis, but, to date, has not generated significant SAGE service revenues.

    Throughout its history, the Company has contacted many companies to determine their interest in a collaboration. The Company held preliminary discussions with several of these companies, but few of these discussions gave rise to a definitive proposal or agreement with respect to a transaction, and the financial proceeds from the collaborations that have been established (see "Principal Collaborative Agreements") have not been sufficient to sustain the Company's operations. As the exploration of alternatives continued, it became apparent to the Company that gaining access to equity capital on reasonable terms was becoming more and more difficult, particularly since the Company had been operating for several years yet still lacked clinical-stage therapeutics.

    In early May 1996, representatives of the Company and Genzyme Corporation ("Genzyme") met to discuss opportunities for potential collaborations relating to use of the SAGE technology in conjunction with Genzyme's cancer gene therapy programs. These discussions evolved into preliminary merger discussions, which resulted in the Company and Genzyme entering into a letter of intent, dated October 29, 1996, reflecting an agreement in principle for Genzyme to acquire the Company. Throughout the remainder of 1996 and early 1997, Genzyme and the Company negotiated the definitive terms of the acquisition.

    On February 3, 1997, the Company and Genzyme announced that they had entered into an Agreement and Plan of Merger, dated as of January 31, 1997, (the "Merger Agreement") pursuant to which the Company, on the terms and conditions set forth in the Merger Agreement, is to be merged with and into Genzyme (the "Proposed Merger"). As consideration for the Proposed Merger, Genzyme is to issue approximately 4,000,000 shares (subject to certain adjustments set forth in the Merger Agreement) of a new Genzyme security (the "GMO Stock"), representing 40% of the initial equity interest in a new division of Genzyme, to be known as the Genzyme Molecular Oncology division (the "GMO Division"), and to be formed within Genzyme through the combination of the business of the Company with several of Genzyme's oncology programs. An additional 6,000,000 shares (subject to adjustment) of GMO Stock will be issued for the benefit of the General Division of Genzyme or its stockholders. The GMO Stock will be "tracking stock," which is Genzyme common stock that is intended to reflect the value, and track the performance, of the GMO Division.

    Because the Certificate of Incorporation of the Company requires that, in a transaction such as the Proposed Merger, an aggregate merger preference be provided to holders of the outstanding shares of Preferred Stock before any amounts can be provided to holders of outstanding shares of Common Stock, and because such aggregate merger preference exceeds the aggregate value of the 4,000,000 shares of GMO Stock to be issued in the Proposed Merger (based on the valuation given the GMO Stock under the Merger Agreement), no shares of GMO Stock are available for allocation to holders of the outstanding shares of Common Stock. The applicable share exchange ratio to be used to convert the outstanding shares of Preferred Stock into GMO Stock, upon effectiveness of the Proposed Merger, is set forth in the Merger Agreement and, as also set forth in the Merger Agreement, upon effectiveness of the Proposed Merger, the outstanding shares of Common Stock will be cancelled. The Proposed Merger currently is expected to be completed in May 1997, subject to approval by the stockholders of the Company and Genzyme and certain other conditions. As required by the Merger Agreement, directors, officers and certain other stockholders of the Company have entered into stockholder agreements with Genzyme pursuant to which they have agreed to vote in favor of the Proposed Merger. The number of shares subject to such agreements is sufficient for approval of the Proposed Merger by the stockholders of PharmaGenics.

    The Company's decision to enter into the Merger Agreement was substantially influenced by the Company's belief that the Company's precarious financial condition and the absence of viable alternatives to raising additional capital made it unlikely that the Company could fulfill its business objectives as an independent company.

    As a result of the Company's continued operating losses and lack of available capital resources, the report of the Company's independent accountants on the financial statements included elsewhere herein includes an explanatory paragraph that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. In the event the Proposed Merger is not completed, the absence of other viable strategic alternatives and the present precarious financial condition of the Company raise substantial doubt as to the ability of the Company to continue its operations for more than several months. As a result, in the event the Merger is not completed, the Company will need to obtain additional financing to continue its operations, and there can be no assurance that financing would be available. The Company may need to obtain funds through arrangements with collaboration partners or others that may require the Company to relinquish rights to certain of its technologies. If additional funding is not obtained, the Company would be required to significantly curtail its research activities and eventually cease operations altogether.

RESULTS OF OPERATIONS

    The Company has not been profitable since inception and, if the Proposed Merger is not completed, expects to incur substantial operating losses in the future, subject to the Company securing additional collaborative agreements. The Company's results of operations and resulting financial condition might vary significantly due to the timing of license fees and contract revenue and the pace of research and development expenditures. The Company's independent public accountant's opinion on the Company's fiscal 1996 audited financial statements includes an explanatory paragraph stating that the Company's financial condition raised substantial doubt as to the ability of the Company to continue as a going concern.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Revenues were $1.4 million in 1996 and $2.9 million in 1995. Research contracts represented 80% and 95% of revenues for the periods, respectively, and account for the decrease.

    For 1996, revenues from research contracts included $723,200 earned under the R&D Agreements, approximately $289,500 earned under a collaboration with Boehringer and $100,000 from Genome in connection with entering into an agreement regarding SAGE, with the balance derived from a research agreement with GTI. All funding pursuant to the research agreement with GTI had been received and earned as of March 31, 1996. As of December 31, 1996, the Company had not yet earned $315,200 received in 1995 under the R&D Agreements, and such amount is recorded as deferred revenue. See Note 2 of Notes to Financial Statements. For 1995, revenues from research contracts included $2.3 million earned under the R&D Agreements, $371,600 from Boehringer and $100,000 from GTI. Grant revenues in 1996 were earned under a five-year U.S. National Cancer Institute ("NCI") award in the form of a Cooperative Grant in September of 1995. Grant revenues in 1995 included $100,300 earned under this Cooperative Grant, with the balance earned under an NCI Small Business Innovative Research grant that was awarded in May 1994 and concluded in 1995.

    Research and development expenses were $4.5 million for 1996 as compared to $4.6 million for 1995, a decrease of approximately 2.4%. Research expenses for licenses from and to support programs at collaborators, in the aggregate, decreased by approximately $208,000 in 1996 compared to 1995. In addition, compensation expense decreased by approximately $23,000, or 1%, in 1996 compared to 1995, reflecting the impact of fewer staff and staff replacements at lower salaries. Although research staffing totalled 32 at December 31, 1996 and at December 31, 1995, staffing was at lower levels during most of the first half of 1996 than at December 31, 1996 and during 1995. Applications for patents resulted in $64,000 more in expenses in 1996 compared to 1995. The Company incurred an increase of approximately $22,000 in 1996 compared to 1995 in payments for scientific advisors mainly due to increases in consulting fees and the timing of meetings of the Company's Scientific Advisory Board. In addition, equipment rental and maintenance expenses increased by $23,000 in 1996, reflecting rental of certain research equipment on a month-to-month basis under the terms of an existing lease (see
Note 7 of Notes to Financial Statements).

    General and administrative expenses were $1.8 million for 1996 and $1.4 million for 1995, an increase of approximately 26.5% compared to 1995. Professional fees increased by approximately $294,000 in 1996, compared to 1995, primarily attributed to counsel in connection with the Proposed Merger, the Company's efforts to obtain additional financing through, among other strategies, corporate collaborations, to secure and protect patents and to respond to litigation brought against the Company earlier in the year. See "Legal Proceedings." In addition, the Company accrued $62,000 for the settlement payment as a general and administrative expense in 1996. Compensation expense increased by approximately $33,000, or 4.5%, in 1996, compared to 1995, reflecting the addition of a chief counsel near mid-year as well as the impact of merit increases awarded earlier in 1996.

    The Company's interest expense decreased to approximately $36,300 for 1996 from nearly $348,000 for 1995, primarily reflecting borrowings of $1,000,000 under loan agreements in February 1995 and the related issuance of warrants and borrowing of $1,000,000 upon the issuance to the Partnership of a convertible note in June 1995. The principal and accrued interest under the loan agreements and the convertible note were converted into Series C convertible preferred stock as of September 30, 1995. See Note 8 of Notes to Financial Statements. Interest income increased in 1996 due to higher cash and cash equivalent balances as a result of proceeds from the sale of shares of Series C convertible preferred stock in February 1996. See Note 9 of Notes to Financial Statements.

    Net losses were approximately $4.8 million for 1996 compared to $3.4 million for 1995. Decreases in revenue earned under research contracts account for most of the increase in net losses.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

    Revenues from operations were $2.9 million in 1995 and $1.8 million in 1994, with the primary component of revenues in both years consisting of research contracts. Revenues in 1995 included $2.3 million of research payments earned under the R&D Agreements, $371,600 of contract revenue from Boehringer, and $100,300 of grant revenue earned under a five-year National Cancer Institute grant awarded in September 1995. In 1994, revenues included a one-time license fee of $250,000 and $1.4 million of research payments earned under the R&D Agreements.

    Total operating expenses were $6.0 million in 1995, a decrease of approximately $1.3 million compared to $7.3 million of operating expenses in 1994. Research and development expenses were $4.6 million in 1995 and $5.8 million in 1994. The decrease primarily reflects lower personnel costs resulting from a planned reduction in staffing during the fourth quarter of 1994 in anticipation of limited capital resources, and lower depreciation and amortization expense for equipment and leasehold improvements as a result of such assets nearing full depreciation. Research staffing decreased to 32 at December 31, 1995 from 37 at December 31, 1994. In addition, research staffing was at higher levels during most of 1994 than the level at December 31, 1994, while staffing during most of 1995 approximated the level at December 31, 1995. General and administrative expenses, which consisted primarily of compensation expenses for management and administrative personnel, occupancy expense and professional fees, were approximately $1.4 million in each of 1994 and 1995.

    The Company's interest expense increased to approximately $348,000 in 1995 compared to $126,000 in 1994. The increase in interest expense reflects borrowings of $1,000,000 under loan agreements in February 1995 and the related issuance of warrants and borrowing of $1,000,000 upon the issuance to the Partnership of a convertible note in June 1995. See "Financial Condition, Liquidity and Capital Resources" and Note 8 of Notes to Financial Statements. Interest income decreased to $44,000 in 1995 from $89,000 in 1994 due to lower cash and cash equivalent balances.

    Net losses were approximately $3.4 million in 1995 and $5.5 million in 1994. The decrease was primarily due to increased contract research revenues and decreased research and development expenses.

INFLATION

    The Company believes that inflation has not had a material impact on its results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had cash and cash equivalents of approximately $486,000, a decrease of nearly $1.2 million compared to December 31, 1995. In February 1996, the Company held a closing on the sale of 1,719,964 shares of Series C convertible preferred stock for proceeds to the Company of approximately $3,698,000 in a private placement offering that commenced in December 1995. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Including an initial closing in December 1995, total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

    Cash used in operating activities was $4.5 million during 1996 compared to $1.7 million during 1995, primarily due to a reduction during 1996 in funding under research agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company. In addition, with the receipt of $25,000 in the first quarter of 1996, all research funding pursuant to the research agreement with GTI has been received by the Company. The Company had received approximately $289,500 of contract research payments from Boehringer in 1996 compared to $371,600 received in 1995. Funding required for operating activities during 1996 was primarily provided by the use of cash reserves and proceeds received from the sale of shares of Series C convertible preferred stock in the private placement offering. Funding required for operating activities during the same period of 1995 was provided by the use of cash reserves, research contract revenues and funding received under loan agreements. The loans were converted into shares of Series C convertible preferred stock as of September 30, 1995. See Note 8 of Notes to Financial Statements.

    The Company expects to continue to finance its anticipated operating losses and its capital expenditures into May 1997 from existing cash reserves, approximately $200,000 of grant funding from NCI (including the receivable at December 31, 1996; see Note 4 of Notes to Financial Statements) for the second budget year as the Company's share under the Cooperative Grant award received in September 1995, and the Credit Facility made available to the Company in the fourth quarter of 1996 from Genzyme. In addition, the Company has a commitment from a leasing company for up to $700,000 in equipment lease financing available into June 1997.

    The Company may draw monthly against the Credit Facility an amount equal to its documented operating costs, up to a maximum amount each month as set forth below:


               MONTH                  MAXIMUM DRAW
               -----                  ------------
               December 1996.......   $   250,000
               January 1997........   $   750,000
               February 1997.......   $   650,000
               March 1997..........   $   450,000
               April 1997..........   $   550,000
               May 1997............   $   550,000

    Amounts not drawn by the Company in a designated month are available to cover documented expenses in any later month (subject to the limitations described below), provided, however, that if such draws involve individual expenditures in excess of $25,000, such expenditures require Genzyme's consent. The maximum amount of monthly draws will be reduced by 60% of gross revenues received by the Company in the prior month. If the Company's gross revenues in any month beginning with November 1996 exceed the product of
1.6667 and the maximum draw for the succeeding month, the amount of such excess will be applied first against the maximum amount which may be drawn in the succeeding month, any remaining excess will then be applied against amounts which may be drawn that may be carried forwarded from previous months and then any remaining excess will be carried forward and reduce the maximum amount available in subsequent months. An additional draw of $250,000 may be made under the Credit Facility if the SAGE patent licensed by the Company from JHU issues while the Credit Facility is in effect, provided that such draw must be utilized by the Company to fulfill its obligations to JHU. If Genzyme terminates the Merger Agreement under certain circumstances, Genzyme will adjust the amount that may be drawn under the Credit Facility to an additional $1,500,000 over amounts previously drawn and expended, with draws to occur over a period of three months. Amounts advanced under the Credit Facility are evidenced by a Subordinated Convertible Promissory Note (the "Promissory Note"). The Promissory Note bears interest from the date of each advance at a rate of 8.25% per annum and matures on February 10, 2002 (the "Maturity Date"). To date, the Company has made $1,650,000 in monthly draws under the Credit Facility, with the initial draw of

$1,000,000 occurring in February 1997, after the signing of the Merger Agreement and a second draw occurring in March 1997.

    If the Proposed Merger is not completed, the Company expects to incur substantial additional costs before it would be able to begin to generate revenue from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, manufacturing, scientific, sales and administrative personnel. The Company believes that its current cash resources and the aforementioned sources of funding, including the Credit Facility, are sufficient to fund operations into the middle of 1997 even if the Proposed Merger is not completed. The Company will require additional financing to continue its operations beyond such time and there can be no assurance that sources currently in place would continue to be available beyond the second quarter of 1997. The Company may need to obtain funds through arrangements with collaberation partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates. If additional funding is not obtained, the Company would be required to significantly curtail its research activities and eventually cease operations altogether.

    The Company's independent public accountant's opinion on the Company's fiscal 1996 audited financial statements includes an explanatory paragraph stating that the Company's financial condition raises substantial doubt as to the ability of the Company to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS

    The Financial Statements for the Company appear elsewhere in this document, following Item 14, beginning on page F-1.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors and executive officers of the Company are as follows:


NAME                            AGE     POSITION
----                            ---     --------

Michael I. Sherman, Ph.D.        52     President, Chief Executive Officer
                                        and Director

A. Steven Franchak               39     Vice President, Chief Financial Officer,
                                        Treasurer and Director

Arthur H. Bertelsen, Ph.D.       45     Senior Vice President, Research

Alan F. Cook, Ph.D.              57     Vice President, Chemistry and Secretary

Jack L. Bowman(1)                64     Director

Stelios Papadopoulos, Ph.D.(2)   48     Director

Anders P. Wiklund(2)             56     Director

James I. Wyer(1)                 73     Director


--------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

    Michael I. Sherman, Ph.D., has been President and Chief Executive Officer of the Company since July 1990. From 1986 to 1990, he was affiliated with the Roche Research Center. With his appointment as Senior Director, Cell Biology in 1988, he was responsible for drug discovery programs in cancer, viral diseases and immune dysfunction. From 1971 to 1986, he was a member of the Department of Cell Biology of the Roche Institute of Molecular Biology. Dr. Sherman also held a joint appointment in the Department of Genetics and Development at the College of Physicians and Surgeons of Columbia University from 1980 to 1987. Dr. Sherman was a member until January 1996 of the Scientific Advisory Board of HealthCare Investment Corporation ("HIC"), a venture capital management company, and serves on the Board of Trustees of the Biotechnology Council of New Jersey. Dr. Sherman holds a Ph.D. in Molecular Biology from the State University of New York at Stony Brook. Dr. Sherman has authored more than 120 papers and articles in the general areas of biochemistry, molecular biology and cell biology.

    A. Steven Franchak has been Vice President, Chief Financial Officer and Treasurer since June 1995, and a Director of the Company since July 1995. From 1984 to May 1995, Mr. Franchak was employed by American Cyanamid Company and held various financial management positions, most recently as Director of Budgets and Business Planning for the Medical Group from January 1994 to May 1995. From 1989 to 1994, Mr. Franchak had responsibility for managing the finance function of the Lederle Laboratories Division and through a progression of positions became Director of Budgets and Business Planning for the Lederle Laboratories Division in 1991. From 1987 to 1989, Mr. Franchak was Financial Analyst in American Cyanamid Company's Corporate Budget Department, and from 1984 to 1987 he was Audit Supervisor in the corporate Operations Audit Department. From 1979 to 1984, Mr. Franchak was an auditor and subsequently a senior tax accountant with Price Waterhouse. Mr.

Franchak holds a B.S. in Business Administration from Shippensburg University and is a Certified Public Accountant.

    Arthur H. Bertelsen, Ph.D., joined the Company in June 1991 as Director of Molecular and Cell Biology, was appointed Vice President effective January 1994, and effective January 1996 has been Senior Vice President of Research. Prior thereto, Dr. Bertelsen served for ten years in various research positions at Unigene Laboratories, Inc., including Group Leader--Molecular Biology from 1985 until joining the Company. Dr. Bertelsen holds an M.S. in Biochemistry and a Ph.D. in Cellular and Molecular Biology from New York University and has published over 25 scientific papers and articles. Dr. Bertelsen has had extensive experience in recombinant DNA technology and in several other aspects of biotechnology research.

    Alan F. Cook, Ph.D., joined the Company as Director of Chemistry in September 1990, was elected Secretary in December 1990 and was appointed Vice President, Chemistry in November 1992. Dr. Cook has 30 years of pharmaceutical and biotechnology industry experience and is an expert in nucleotide and oligonucleotide chemistry. From 1989 to 1990, Dr. Cook was Director of Core Technology--Lifecodes, Inc., a biotechnology company, and he served as Director of Nucleic Acid Chemistry at Lifecodes, Inc. from 1987 to 1989. From 1985 to 1987, Dr. Cook was a Chemistry Group Leader at Enzo Biochem Inc. From 1967 to 1985, Dr. Cook served in increasing positions of responsibility at Roche. Dr. Cook holds a doctorate in chemistry from Birkbeck College of the University of London and has published over 40 papers and articles in the field of nucleotide and oligonucleotide chemistry.

    Jack L. Bowman has been a Director of the Company since March 1994. From 1987 until 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and prescription and over-the-counter pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as Executive Vice President. From 1969 to 1980, Mr. Bowman was employed by CIBA-GEIGY Pharmaceutical Division, most recently as Executive Vice President. Mr. Bowman serves on the Board of Directors of CytRx Corporation, NeoRx Corporation, Cellegy Pharmaceuticals, Inc. and Cell Therapeutics, Inc.

    Stelios Papadopoulos, Ph.D., was elected a Director of the Company in 1991. Dr. Papadopoulos is a Managing Director and Head of the Health Care Investment Banking Group at PaineWebber Incorporated, which is engaged in investment banking and securities brokerage. PaineWebber Incorporated served as Sales Agent in connection with the Company's 1991 private placement of Series B Preferred Stock and warrants to purchase Common Stock. From 1986 until joining PaineWebber Incorporated in April 1987, Dr. Papadopoulos was a Vice President in equity research at Drexel Burnham Lambert Incorporated, an investment banking firm. From 1985 to 1986, Dr. Papadopoulos was a biomedical technology analyst at Donaldson, Lufkin and Jenrette Securities Corporation. Prior to that, Dr. Papadopoulos was a member of the faculty of the Department of Cell Biology at New York University Medical Center. Dr. Papadopoulos holds a Ph.D. in Biophysics and an M.B.A. in Finance, both from New York University. Dr. Papadopoulos serves on the Board of Directors of Diacrin, Inc. and Exelixis Pharmaceuticals, Inc.

    Anders P. Wiklund was elected a Director of the Company effective January 1, 1996. Since January 1997, Mr. Wiklund has been an independent advisor to the pharmaceutical industry. He has also served as President of Biacore, Inc., a supplier of analytical instruments to the life sciences industry, since March 1997 and Senior Vice President of Biacore Holding, Inc., its parent corporation, since January 1997. From January 1996 until December 1996, Mr. Wiklund was Vice President, Corporate Business Development for Pharmacia & Upjohn, Inc. From January 1995 until December 1995, he was Executive Vice President of Pharmacia (U.S. Inc.). From August 1993 to December 1994, he was President and a Director of Pharmacia Development Corporation, having various responsibilities relating to Pharmacia's U.S. investments in biotechnology. From 1984 to 1993, he was Chief Executive Officer, President and a Director of Kabi Vitrum Inc. and Kabi Pharmacia Inc. Mr. Wiklund is on the Board of Directors of InSite Vision, Inc., Vascular Therapeutics, Inc. and Ribozyme Pharmaceuticals Inc.

    James I. Wyer has been a Director of the Company since March 1994. Mr. Wyer has been Of Counsel to the law firm of St. John & Wayne (and its predecessor firms) since 1987. From 1973 until 1986, Mr. Wyer was Vice President and General Counsel of American Cyanamid Company. Mr. Wyer is also a director of TherMold, Inc., a company engaged in the manufacture and sale of instrumentation for thermal analysis and development of vibrational molding technology, and William Penn Life Insurance Company of New York. Mr. Wyer graduated from Yale Law School in 1949.

    All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. The Company has agreed until the completion of an initial public offering to designate for election to the Board of Directors one designee of PaineWebber Incorporated and two designees of HCV II. Currently, Stelios Papadopoulos is the designee of PaineWebber Incorporated. Since the resignation of William W. Crouse in September 1996, HCV II has not notified the Company of any designees for election to the Board of Directors. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    Regulations adopted by the Securities and Exchange Commission require the Company to identify persons who failed to file or filed late reports required under Section 16(a) of the Securities Exchange Act of 1934. Generally, directors and officers are required to report changes in their ownership of the Company's stock. Based upon available information, the Company believes that all required reports were filed on a timely basis.

SCIENTIFIC ADVISORY BOARD AND CONSULTANTS

    The Company's Scientific Advisory Board currently consists of six individuals having extensive experience in the fields of chemistry, oncology, virology, rheumatology, molecular genetics or molecular biology. At the Company's request, the scientific advisors review and evaluate the Company's research programs and advise the Company with respect to technical matters in fields in which the Company is involved. The Company's Scientific Advisory Board meets either as a group or certain members meet in smaller groups or individually with the Company to review and discuss the Company's progress in research and development.

    The following table sets forth the name and principal position of each scientific advisor:


NAME                               PRINCIPAL POSITION
----                               ------------------

Bert Vogelstein, M.D., Chairman    Howard Hughes Investigator, The Johns Hopkins
                                   University School of Medicine

Kenneth W. Kinzler, Ph.D.          Associate Professor of Oncology, The Johns
                                   Hopkins University School of Medicine

Kevin Struhl, Ph.D.                David Wesley Gaiser Professor, Department of
                                   Biological Chemistry, Harvard Medical School

Arthur M. Krieg, M.D.              Carver Clinician Scientist and Assistant
                                   Professor of Rheumatology, Department of
                                   Internal Medicine, The University of Iowa
                                   College of Medicine

Roger A. Jones, Ph.D.              Professor of Chemistry, Rutgers University

Gary D. Glick, Ph.D.               Associate Professor of Chemistry and
                                   Associate Scientist of Biophysics Research
                                   Division, University of Michigan


    Bert Vogelstein, M.D., has been a professor of Oncology since 1989 at The Johns Hopkins University School of Medicine, where he received his M.D. Dr. Vogelstein is a prominent oncologist and molecular biologist who has won major awards for his research in the area of tumor suppressor genes and oncogenes, including the American Cancer Society Medal of Honor, the Gairdner Award, the Lounsberg Award of the National Academy of Sciences for Biology and Medicine, the National Cancer Institute MERIT Award, the American Association for Cancer Research Inc. Rhoads Memorial Award, the Milken Family Medical Foundation Cancer Research Award, the Bristol-Myers Squibb Award for Distinguished Achievement in Cancer Research, the Anne and Jason Farber Award for Brain Tumor Research and the Ernst Schering Prize. In 1992, Dr. Vogelstein was elected to the National Academy of Sciences, and in 1995, he became a Howard Hughes Investigator. Dr. Vogelstein is widely published in the area of genetics as it relates to cancer and he has served on the editorial Boards of Science, The New England Journal of Medicine and Genes, Chromosomes, and Cancer. Dr. Vogelstein is also an advisor on an ad hoc basis to the National Institutes of Health Scientific Review Groups.

    All of the scientific advisors are employed by other entities and some have consulting agreements with entities other than the Company, some of which entities may in the future compete with the Company. The scientific advisors are expected to devote only a small portion of their time to the Company and are not expected to participate actively in the day-to-day affairs of the Company. Certain of the institutions with which the scientific advisors are affiliated may adopt new regulations or policies that limit the ability of the scientific advisors to consult with the Company.

    It is possible that any inventions or processes discovered by the scientific advisors will remain the property of such persons or of such persons' employers. In addition, the institutions with which the scientific advisors are affiliated may make available the research services of their personnel, including the scientific advisors, to competitors of the Company pursuant to sponsored research agreements.

    Each scientific advisor has entered into a consulting agreement with the Company. The agreements provide for cash compensation of an aggregate of $107,000 annually. The Company's agreement with Dr. Vogelstein provides for payments to be made to Dr. Vogelstein or to a non-profit research foundation, at Dr. Vogelstein's option and direction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and the Company's other executive officers whose annual compensation for fiscal 1996 exceeded $100,000.


                                                                                   Long-Term
                                                                                 Compensation
                                                                                 ------------
Name and                                                  Annual Compensation       Stock           All Other
Principal Position                               Year     Salary        Bonus      Options(#)     Compensation(1)
------------------                               ----    --------      -------     ----------     ---------------

Michael I. Sherman, Ph.D.                        1996    $242,650      $20,000     108,445            $385(2)
  President and Chief                            1995     236,325       30,000      50,000             385(2)
  Executive Officer                              1994     230,000       20,000      46,667(3)          385(2)

A. Steven Franchak                               1996     123,600       12,000       5,500          10,172(4)
  Vice President, Chief Financial                1995      66,818(5)     5,000      22,000             155
  Officer and Treasurer

Alan F. Cook, Ph.D.                              1996     150,280        8,000      11,000             492
  Vice President,                                1995     142,250           --       3,000             492
  Chemistry and Secretary                        1994     140,000           --      26,000(3)          492

Arthur H. Bertelsen, Ph.D.                       1996     160,000        12,000     18,000             241
  Senior Vice President,                         1995     133,250            --     10,000             241
  Research(6)                                    1994     130,000            --     35,835(3)          241


--------------
(1) Represents life insurance premiums paid by the Company.
(2) Does not include amounts paid to Dr. Sherman as an automobile allowance, which are not required to be reported hereunder.
(3) Includes options that were issued in connection with a 1994 repricing.
(4) Includes $10,000 of moving expense reimbursement.
(5) Mr. Franchak commenced employment with the Company in June 1995.
(6) Effective January 1996, Dr. Bertelsen was appointed Senior Vice President, Research.

STOCK OPTIONS

    The following table sets forth certain information with respect to individual grants of stock options made during fiscal 1996 to each of the executive officers included in the Summary Compensation Table above.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                    Potential Realizable
                                  Number of        Percent                                            Value at Assumed
                                  Securities       of total                                            Annual Rates of
                                  underlying     Options/SARs                                            Stock Price
                                   Options/       Granted to       Exercise                           Appreciation for
                                     SARs          Employees       or Base                              Option Term
                                    Granted        in fiscal        Price        Expiration       ------------------------
Name                                 (#)(1)           Year          ($/sh)          Date          5%(2)(3)       10%(2)(3)
----                              ----------     ------------      --------      -----------      --------       ---------

Michael I. Sherman, Ph.D.......     108,445           45.2%          $2.30          6/27/06       $157,245        $397,993
A. Steven Franchak.............       5,500            2.3%          $2.30          3/18/06       $  7,975        $ 20,185
Alan F. Cook, Ph.D.............      11,000            4.6%          $2.30          3/18/06       $ 15,950        $ 40,370
Arthur H. Bertelsen, Ph.D......      18,000            7.5%          $2.30          3/18/06       $ 26,100        $ 66,060


--------------
(1) The options indicated vest at a rate of 25% per year, and are subject to option provisions regarding termination of the option following termination of employment and nontransferability requirements.
(2) The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's Common Stock over the term of the options. The potential realizable value columns are based on the total amount of options granted. However, the total amount may not become exercisable (see
    Note 3). In addition, the amounts reflected do not take into account amounts required to be paid for federal or state income taxes or option provisions regarding termination of the option following termination of employment and nontransferability requirements. These amounts were calculated based on requirements of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.
(3) Pursuant to the terms of the Merger Agreement and in accordance with the terms of the Company's stock option plans, upon consummation of the Proposed Merger, the vesting of the options indicated will be accelerated and any of such options not exercised prior to the consummation of the Proposed Merger will be terminated. If any of the options indicated are exercised for the purchase of shares of the Company's Common Stock, such shares will be treated alike with the other outstanding shares of Common Stock for purposes of the Proposed Merger. Pursuant to the terms of the Merger Agreement, all shares of Common Stock outstanding at the effective time of the Proposed Merger will be cancelled without any payment or consideration in respect thereof.

    The following table provides information relating to the value of unexercised options held by the executive officers included in the Summary Compensation Table at the end of fiscal 1996. No options were exercised by such executive officers in fiscal 1996.

                  Unexercised Stock Options at Fiscal Year End


                                                                   Value of Unexercised
                                          Total Number                 In-The-Money
                                    of Unexercised Options(#)      Options At Year End(1)
                                    -------------------------      ----------------------
Name                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                    -------------------------    -------------------------

Michael I. Sherman, Ph.D.......           117,100/150,112             $171,890/$6,250
A. Steven Franchak.............            14,250/13,250               $20,700/$7,350
Alan F. Cook, Ph.D.............            27,480/16,000                 $39,810/$750
Arthur H. Bertelsen, Ph.D......            33,742/29,459               $42,619/$1,719


--------------
(1) No public market exists for the Company's securities. The amounts shown for the value of unexercised in-the-money options are based on a Common Stock price of $2.30 per share. This price was the last estimate of the Compensation Committee of the Board of Directors of the fair market value of the Common Stock made prior to the end of fiscal 1996 for the purpose of granting stock options to employees. Pursuant to the terms of the Merger Agreement and in accordance with the terms of the Company's stock option plans, upon consummation of the Proposed Merger, the vesting of the options indicated will be accelerated and any of such options not exercised prior to the consummation of the Proposed Merger will be terminated. If any of the options indicated are exercised for the purchase of shares of the Company's Common Stock, such shares will be treated alike with the other outstanding shares of Common Stock for purposes of the Proposed Merger. Pursuant to the terms of the Merger Agreement, all shares of Common Stock outstanding at the effective time of the Proposed Merger will be cancelled without any payment or consideration in respect thereof.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

    In June 1993, Dr. Sherman entered into an employment agreement with the Company, for a term of three years, providing for an annual base salary of $230,000, subject to adjustment on an annual basis, and an annual bonus of at least $20,000. In June 1996, the Company and Dr. Sherman entered into a new employment agreement with an initial term of three years ending on June 30, 1999, with automatic one-year renewals thereafter, unless earlier terminated by either party upon 60 days notice prior to the end of the then current term. The agreement contains inventions assignment, non-competition and confidentiality provisions in favor of the Company. The new agreement provides for an annual base salary of $242,650, subject to adjustment on an annual basis, and an annual bonus of at least $20,000. The new agreement further provides that in the event that prior to March 31, 1997, the Company had a change in control or received commitments for additional financing of at least $3,000,000 in the aggregate, Dr. Sherman's annual base salary would be increased from $242,650 to $260,000, retroactive to July 1, 1996. The Company believes that the Credit Facility satisfied this requirement, and accordingly, effective February 1997, Dr. Sherman's annual base salary was raised to $260,000, retroactive to July 1, 1996. If Dr. Sherman's employment is terminated other than for cause, he will be entitled to salary continuation for a period of twelve months.

    In June 1995, Mr. Franchak entered into an at-will employment arrangement with the Company providing for a monthly base salary of $10,000 and a one-time signing bonus of $5,000. Pursuant to such arrangement, Mr. Franchak was paid $10,000 in 1996 for reimbursement of moving expenses for relocating his residence to a location closer to the Company's facility. This reimbursement payment is subject to a 50% payback if Mr. Franchak voluntarily terminates his employment within one year of relocating under certain circumstances. Pursuant to such arrangement, if Mr. Franchak's employment is terminated by the Company without cause, he is entitled to a severance payment equal to three months salary.

    In November 1994, the Company entered into an agreement with Dr. Cook which provides for a severance payment equal to three months salary if his employment is terminated by the Company without cause. In May 1991, Dr. Bertelsen entered into an at-will employment arrangement with the Company that entitles him to a severance payment equal to three months salary if his employment is terminated by the Company without cause.

    Each of the Company's executive officers has entered into confidentiality and patent assignment agreements with the Company.

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company receive no additional compensation for their service as directors or as members of Committees of the Board. Commencing in March 1994, the Company has paid its independent Directors $1,000 for each Board of Directors meeting they attend, and $500 for each Committee meeting they attend, for their services in such capacities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Crouse, a Director of the Company until his resignation as of September 30, 1996, is a General Partner of HealthCare Partners II ("HCP II"). HCP II, HealthCare Partners III ("HCP III") and HealthCare Partners IV ("HCP IV") are limited partnerships which serve as the general partners of HealthCare Ventures II ("HCV II"), HealthCare Ventures III ("HCV III") and HealthCare Ventures IV ("HCV IV"), respectively. HCV II is a principal stockholder of the Company. Mr. Crouse is also an officer of HealthCare Investment Corporation, which is the management company for HCV II, HCV III and HCV IV. For a discussion of the relationship between the Company and HCV II, HCV III and HCV IV see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    Dr. Papadopoulos, a Director of the Company, is a managing director and head of the Health Care Investment Banking Group at PaineWebber, Incorporated ("PaineWebber"). PaineWebber Development Corporation, an affiliate of PaineWebber, is the general partner of PaineWebber R&D Partners III, L.P. (the "Partnership"). For a discussion of the relationship between the Company and the Partnership, see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12. PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 23, 1997 (assuming conversion of all shares of Preferred Stock held into shares of Common Stock), by (i) each person known to the Company to be the beneficial owner of more than 5% of the capital stock of the Company, (ii) the executive officers included in the

Summary Compensation Table above, (iii) each of the current Directors of the Company and (iv) all current Directors and executive officers of the Company as a group.


                                                  Number of          Percentage
                                                    Shares               of
 Name and Address                                Benefically        Outstanding
of Beneficial Owner(1)                             Owned(2)            Shares
----------------------                           -----------        -----------

PaineWebber R&D Partners III, L.P............    3,508,670(3)         32.31%

HealthCare Ventures II, L.P..................    2,135,052(4)          21.66%

Michael I. Sherman, Ph.D.....................      408,293(5)           4.09%

Alan F. Cook, Ph.D...........................      72,730(6)               *

Arthur H. Bertelsen, Ph.D....................      67,117(7)               *

A. Steven Franchak...........................      22,875(8)               *

Anders P. Wiklund............................      12,500(9)               *

Jack L. Bowman...............................     17,916(10)               *

James I. Wyer................................     17,916(10)               *

Stelios Papadopoulos, Ph.D...................     50,000(11)               *

All current Directors and executive..........     669,347                 6.62%
officers as a group(11)(12)
(8 persons)


--------------
*   Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o PharmaGenics, Inc., Four Pearl Court, Allendale, New Jersey 07401.
(2) Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned.
(3) The address for the Partnership is c/o PaineWebber Development Corporation, 1285 Avenue of the Americas, New York, New York 10019. Includes 298,420 shares of Series A Preferred Stock, 88,864 shares of Series B Preferred Stock, and 2,121,386 shares of Series C Preferred Stock and warrants to purchase 1,000,000 shares of Common Stock.
(4) The address for HealthCare Ventures II, L.P. is Twin Towers at Metro Park, 379 Thornall Street, Edison, New Jersey 08837. Includes 1,795,500 shares of Series A Preferred Stock and 106,994 shares of Series B Preferred Stock and 232,558 shares of Series C Preferred Stock. Does not include warrants to purchase 403,988 shares of Common Stock held by HCV II which are not exercisable within 60 days of March 23, 1997. Does not include 247,202 shares of Series

     C Preferred Stock and warrants to purchase 49,747 shares of Common Stock, exercisable within 60 days of March 23, 1997, held by HCV III, or 72,593 shares of Series C Preferred Stock and warrants to purchase 14,608 shares of Common Stock, exercisable within 60 days of March 23, 1997, held by HCV IV.
(5) Includes 12,000 shares of Series C Preferred Stock and options to acquire 121,267 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to purchase 145,945 shares of Common Stock not exercisable within 60 days of March 23, 1997.
(6) Includes options to acquire 32,230 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to purchase 11,250 shares of Common Stock not exercisable within 60 days of March
     23, 1997.
(7) Includes options to acquire 40,117 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to acquire 23,084 shares of Common Stock which are not exercisable within 60 days of March 23, 1997.
(8) Includes 6,000 shares of Series C Preferred Stock and options to acquire 16,875 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to acquire 10,625 shares of Common Stock which are not exercisable within 60 days of March 23, 1997.
(9) Incudes 10,000 shares of Series C Preferred Stock and options to acquire 2,500 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to purchase 7,500 shares of Common Stock not exercisable within 60 days of March 23, 1997.
(10) Includes options to acquire 17,916 shares of Common Stock granted to each of Messrs. Bowman and Wyer, exercisable within 60 days of March 23, 1997. Does not include options to acquire 17,084 shares of Common Stock granted to each of Messrs. Bowman and Wyer, not exercisable within 60 days of March 23, 1997.
(11) Includes 50,000 shares of Series C Preferred Stock. Excludes shares of Preferred Stock held by the Partnership (see Note 3). PaineWebber Development Corporation, an affiliate of PaineWebber, is general partner of the Partnership. Dr. Papadopoulos is a Managing Director of PaineWebber Incorporated.
(12) Includes 78,000 shares of Series C Preferred Stock and options to acquire 248,821 shares of Common Stock exercisable within 60 days of March 23, 1997. Does not include options to purchase 232,572 shares of Common Stock not exercisable within 60 days of March 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

    HCV II is a principal stockholder of the Company. HealthCare Ventures II ("HCV II"), HealthCare Ventures III ("HCV III") and HealthCare Ventures IV ("HCV IV") are limited partnerships with investments in the health care field. HealthCare Partners II ("HCP II") is a limited partnership which serves as the general partner of HCV II. Mr. Crouse, a former Director of the Company from August 1995 through September 1996, is a General Partner of HCP
II. Wallace Steinberg, a former Director of the Company from September 1990 until July 1995, was a General Partner of HCP II until his death in July 1995. In addition, Mr. Crouse is a General Partner of each of HealthCare Partners III ("HCP III") and HealthCare Partners IV ("HCP IV"), the general partner of HCV III and HCV IV, respectively.

    Everest Trust, a principal stockholder of the Company, holds approximately 24% of the outstanding limited partnership interest in HCV II, and is the sole limited partner of HCV IV. An affiliate of Everest Trust is a limited partner of HCP II.

    The Company borrowed an aggregate of $1,000,000 (the "Loans") in February 1995 from a group of lenders principally consisting of HCV III, HCV IV and Everest Trust (the "Lenders"). The Loans were at an interest rate of prime plus two percentage points, with principal and accrued interest due on December 31, 1995. As of September 30, 1995, the principal and accrued interest on the Loans were converted into 496,792 shares of Series C Preferred Stock. In connection with the Loans, the Company granted the Lenders warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.50 per share for a term of up to ten years from issuance.

    HIC is the management company for HCV II, HCV III and HCV IV. Mr. Crouse is an officer of HIC. Dr. Sherman, the President and Chief Executive Officer and a Director of the Company, was a member of the Scientific Advisory Board of HIC until January 1996.

    Dr. Stelios Papadopoulos, who was elected a Director in November 1991, is a Managing Director of PaineWebber Incorporated. PaineWebber Incorporated acted as Sales Agent and received compensation (including warrants to purchase 194,400 shares of Common Stock at an exercise price of $7.50 per share, which expired in November 1996) in connection with the private placement of securities conducted by the Company in November 1991 (the "1991 Private Placement").

    Dr. Papadopoulos was a director of Xenova from February 1993 until 1996. The Company has entered into a collaboration with Xenova to search for compounds that can restore lost p53 function. Each party is required to pay the costs of its own activities. Some of those costs have been, and will continue to be, offset by a grant from the National Cancer Institute to the Company, Xenova and Memorial Sloan-Kettering of an award of approximately $877,000 in the first two years (which commenced in September 1995), with approximately $1.4 million anticipated to be awarded over an additional three years, subject to funding availability and satisfactory progress of the research project. The Company will have exclusive rights to any products in the Western Hemisphere and Xenova will have the same rights in the Eastern Hemisphere.

    In May 1994, the Company entered into the R&D Agreements with the Partnership, pursuant to which the Partnership paid a $250,000 license fee and agreed to pay the Company up to $5,750,000 to conduct research and development on the Partnership's behalf on targets identified by the Company pursuant to a development plan originally projected to extend through March 1996, but which continued through January 1997. In consideration of such payments, the Partnership obtained rights to the results of such research, and the Company granted the Partnership an exclusive, royalty-free license to use certain patent rights, know-how and technical information owned or licensed by the Company. Under the R&D Agreements, upon the occurrence of certain events of default (such as failure to perform its obligations, default on indebtedness, insolvency, cessation of operations and others), the Company would be obligated to make certain payments to the Partnership. In March 1995, the R&D Agreements were modified to expand the area of research under the development plan, and to accelerate $750,000 of research funding under the R&D Agreements into 1995. Under the R&D Agreements, the Company also received an option to purchase at any time certain or all of the rights owned by the Partnership as a result of the R&D Agreements ("Partnership Rights") at an option price ranging from $9.4 million up to $19.2 million, depending upon the date of the purchase and the rights purchased. The R&D Agreements provided that in the event the Company commenced Phase II clinical trials on an agent developed under the R&D Agreements, the Company would be obligated to exercise the purchase option. To date, the Company has not commenced any Phase II clinical trials. In consideration for this purchase option, the Company issued to the Partnership warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and up to 666,667 shares of the Company's common stock (the "Purchase Option Warrant"). The Core Warrant is exercisable for a period of five years which commenced July 1, 1996, and the Purchase Option Warrant would have been exercisable for a period of four years following termination of the Company's purchase option (as described above). With the modification of the R&D Agreements in March 1995, the exercise price on the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. In June 1995, the Company executed and delivered a convertible note (the "Note") to the Partnership under which the Company borrowed $1,000,000 at an interest rate of prime plus two percentage points. In lieu of repayment in cash, the Note and accrued interest were converted to 480,242 shares of Series C Convertible Preferred Stock of the Company as of September 30, 1995, which thereby reduced by $1,000,000 research funding from the Partnership under the R&D Agreements. In January 1997, in connection with the Proposed Merger, the Partnership exercised its right under the R&D Agreements to exchange the Partnership Rights for shares of the Company's preferred stock. This right became exercisable by the Partnership upon the Company signing the Merger Agreement, which constituted a change of control under the R&D Agreements. Under the R&D Agreements, a change of control is defined to include generally PharmaGenics agreeing to or completing a consolidation or merger, agreeing to be or being acquired, agreeing to or completing the sale or other disposal of all or substantially all of its assets or the acquisition of, or tender for, 50% or more of the outstanding voting securities of PharmaGenics. As a result of such exchange, the Company issued to the Partnership 298,420 shares of Series A Convertible Preferred Stock, 88,864 shares of Series B Convertible Preferred Stock and 1,641,144 shares of Series C Convertible Preferred Stock (with an aggregate liquidation preference of $4,750,000). Upon the exercise of such right by the Partnership, the Purchase Option Warrant and the R&D Agreements terminated. In addition, upon the completion of the Proposed Merger, the Core Warrant will be cancelled.

    In January 1993, the Company entered into a license agreement with GTI under which the Company granted to GTI an exclusive, royalty-bearing license to the use of the Company's p53 and DCC tumor suppressor gene technology for use in gene therapy. The Company has retained the rights to co-promote any products covered by the agreement within North America. GTI has paid the Company $500,000 under the agreement and has agreed to make additional payments upon the achievement of particular milestones. The Company and GTI have also entered into an agreement under which GTI has made payments of $75,000, $100,000, $100,000 and $25,000 in 1993, 1994, 1995 and 1996,
respectively, to the Company for the performance of research and development. In June 1994, GTI and the Company agreed to suspend certain of GTI's performance requirements pending results of animal model experiments by the Company, which were completed in 1996. The Company's agreement with GTI continued without interruption or modification after the acquisition of GTI by Novartis (formerly Sandoz, Inc.). In January 1996, GTI returned to the Company rights to the DCC tumor suppressor gene. GTI has notified the Company of its desire to resume activities with the p53 gene under the original performance requirements. HCV II, a principal stockholder of the Company, was a principal stockholder of GTI prior to the acquisition of GTI by Novartis (formerly Sandoz, Inc.).

FINANCINGS

    The Company was initially capitalized through a series of loans from October 1990 to April 1991 from HCV II, aggregating $2 million. Interest accrued on all notes at 10%. All such indebtedness was repaid by the Company in April 1991.

    In April 1991, the Company entered into a convertible preferred stock and warrant purchase agreement (the "Preferred Stock Agreement") with HCV II and Everest Trust, whereby the Company sold an aggregate of 2,160,000 shares of redeemable Series A Preferred Stock for aggregate gross proceeds of approximately $4 million. The redemption provisions relating to the Series A Preferred Stock were deleted upon the filing of the Company's Restated Certificate of Incorporation immediately prior to the closing of the 1991 Private Placement. In connection with the issuance of the Series A Preferred Stock, the Company issued warrants to purchase an aggregate of 486,000 shares of Common Stock at an exercise price of $.462 per share. These warrants are exercisable during the period commencing 180 days after the effective date of an initial public offering by the Company (or upon the occurrence of certain events) and ending ten years from their issuance. In connection with the execution of the Preferred Stock Agreement, the Company entered into a stockholders' agreement (the "Stockholders' Agreement") with HCV II and Everest Trust, granting certain demand and piggyback registration rights with respect to shares of Common Stock issuable upon conversion of all outstanding shares of Series A Preferred Stock. The Stockholders' Agreement, which was amended effective as of the closing of the 1991 Private Placement, provides that any holder of more than 10% of the outstanding Series A Preferred Stock and Series B Preferred Stock is entitled to certain preemptive rights, which preemptive rights expire after the closing of an initial public offering in which the Company sells stock at a price of at least $7.50 per share and receives gross proceeds of the least $10,000,000.

    In April 1991, the Company sold 206,270 shares of Common Stock to Dr. Sherman for an effective purchase price of $.019 per share. Such sale was made pursuant to a Restricted Stock Purchase Agreement, which granted the Company certain rights to repurchase such stock for the original purchase price upon the occurrence of certain events within specified periods of time.

    In September 1991, HCV II agreed to make advances to the Company of up to $2.5 million for working capital until the earlier of the closing of the 1991 Private Placement or September 1992. The loans were to be evidenced by a promissory note bearing interest at the prime rate plus two percent per annum. No amounts were advanced by HCV II to the Company.

    In November 1991, HCV II and Everest Trust acquired from the Company for $7.50 per share, 106,994 and 77,405 shares of Series B Preferred Stock, respectively, and warrants to acquire 7,430 and 5,375 shares of Common Stock, respectively, at an exercise price of $7.50 per share, in conjunction with the closing of the 1991 Private Placement.

    In February 1995, the Company borrowed the Loans from the Lenders. The Loans plus accrued interest at prime plus two percentage points, due December 31, 1995, were converted into 496,792 shares of Series C Preferred Stock as of September 30, 1995. In connection with the Loans, the Company granted the Lenders warrants to purchase an aggregate of 100,000 shares of common stock at $0.50 per share for a term up to 10 years from the date of issuance.

    In June 1995, the Company executed and delivered the Note to the Partnership under which the Company borrowed $1,000,000 at an interest rate of prime plus two percentage points. In lieu of repayment in cash, the Note and accrued interest were converted into 480,242 shares of Series C Preferred Stock of the Company as of September 30, 1995, on the same terms as those accorded to the Lenders, thereby reducing by $1,000,000 research funding from the Partnership under the R&D Agreements.

    In December 1995, the Company commenced a private placement offering of a minimum of 325,000 shares and a maximum of 3,740,644 shares of Series C Preferred Stock, par value $.01 per share, at a price of $2.15 per share. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. In December 1995, the Company held an initial closing on 232,558 shares, 65,000 shares and 50,000 shares purchased by HCV II, Everest Trust and Dr. Papadopoulos, respectively. The final closing for the offering was held in February 1996, with 12,000 shares, 10,000 shares and 6,000 shares purchased by Dr. Sherman, Mr. Wiklund and Mr. Franchak, respectively. Total shares sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(2) The Financial Statement Schedules are omitted because they are not applicable or are not required, or because the required information is immaterial or is included in the financial statements or notes thereto.

(a)(3) Exhibits. The Exhibits are listed in the Exhibit Index appearing below.

(b)       Reports on Form 8-K:

          The Registrant filed a Current Report on Form 8-K, dated
          October 10, 1996, to report, with respect to Item 5 thereof, the resignation of a director who had determined that he did not wish to stand for re-election at the Company's next annual meeting of stockholders.

(c)       Exhibits (numbered in accordance with Item 601 of
          Regulation S-K). Certain sequential item numbers have been intentionally omitted for presentation and incorporation by reference purposes.


Exhibit #     Description and method of filing
---------     --------------------------------

2.1 Agreement and Plan of Merger, dated as of January 31, 1997, by and between Genzyme Corporation and the Company.(1)

3.1.       Third Restated Certificate of Incorporation.(2)

3.1(a)     Amendment to Third Restated Certificate of Incorporation.(3)

3.1(b)     Certificate of Designation of Series C Convertible Preferred
           Stock.(4)

3.2.       By-laws, as amended.(5)

4.1. Warrant Agreement dated November 14, 1991 by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent.(5)

4.2.       Form of Warrant Certificate.(5)

4.3.       Form of Common Stock Certificate and Series B Preferred Stock
           Certificate.(5)

10.1.      Lease dated November 20, 1990, as amended, between AETNA Life
           Insurance Company and the Company.(5)

10.1(a)    Third Amendment to Exhibit 10.1.(6)

10.1(b)    Fourth Amendment to Exhibit 10.1.(3)

10.2.      Letter Agreement dated June 8, 1990 between the Company and
           Michael I. Sherman.(5)

10.3.      Non-Transferable, Non-Qualified Stock Option Agreement dated
           March 27, 1991 between the Company and Michael I. Sherman.(5)

10.4. Restricted Stock Purchase Agreement dated April 24, 1991 between the Company and Michael I. Sherman.(5)

10.5. Incentive Stock Option Agreement dated September 27, 1991 between the Company and Michael I. Sherman.(5)

10.9.      Letter Agreement dated July 27, 1990 between the Company and
           Alan F. Cook.(6)

10.9(a) Letter Agreement dated November 17, 1994 between the Company and Alan F. Cook.(6)

10.10.     Convertible Preferred Stock and Warrant Purchase Agreement dated
           April 24, 1991 among the Company and HealthCare Ventures II, L.P.
           and Everest Trust.(5)

10.11.     Non-Transferable, Non-Qualified Stock Option Agreement dated
           March 27, 1991 between the Company and Alan F. Cook.(6)

10.11(a) Incentive Stock Option Agreement dated September 27, 1991 between the Company and Alan F. Cook.(6)



10.12.     Stockholders' Agreement dated April 24, 1991 among the Company and
           HealthCare Ventures II, L.P. and Everest Trust.(5)

10.12(a)   Amendment to Stockholders' Agreement.(7)

10.12(b)   Amendment to Stockholders' Agreement.(2)

10.13.     Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to HealthCare Ventures II, L.P.(5)

10.14.     Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to Everest Trust.(5)

10.15.     Consent and Agreement to Amend dated September 27, 1991.(5)

10.15(a)   Amendment to Exhibit 10.15.(6)

10.16.     Sales Agency Agreement dated as of October 7, 1991, as amended
           November 13, 1991, between the Company and PaineWebber
           Incorporated.(5)

10.17. Subscription Agreement dated November 14, 1991 among the Company and HealthCare Ventures II, L.P., Everest Trust and Norna Sarofim.(5)

10.18.     Registration Agreement dated November 14, 1991.(5)

10.19.     Registration Agreement dated November 14, 1991.(5)

10.20.     Warrant to purchase Common Stock dated November 14, 1991 issued to
           PaineWebber Incorporated.(5)

10.21.     1991 Stock Option Plan, as amended.(2)

10.22. Equipment Lease Agreement, including Warrant Agreement, as amended, between the Company and Comdisco, Inc.(5)

10.23.+    Research Agreement dated March 1, 1989 among The Johns Hopkins
           University, Hoffmann-La Roche Inc. and the Company.(8)

10.24.+    License Agreement dated February 5, 1992 among The Johns Hopkins
           University, Hoffmann-La Roche Inc. and the Company.(8)

10.25.+ Agreement dated April 30, 1991 between Hoffmann-La Roche Inc. and the Company.(8)

10.26.+    Agreement dated April 1, 1990 between Georgetown University and the
           Company.(5)

10.26(a)   Letter Agreement dated January 25, 1993 modifying Exhibit 10.26.(6)

10.27.+ Agreement dated November 1, 1990 between Georgetown University and the Company.(5)

10.28.     Consulting Agreement dated November 24, 1990 between the Company and
           Richard Schlegel.(5)

10.29.     Consulting Agreement dated April 3, 1991 between the Company and Bert
           Vogelstein.(5)

10.30.+    License Agreement dated January 15, 1993 between the Company and
           Genetic Therapy, Inc.(6)

10.31.     Incentive Stock Option Agreement dated February 17, 1993, between the
           Company and Michael I. Sherman.(6)

10.33.     Incentive Stock Option Agreement dated February 17, 1993, between the
           Company and Alan F. Cook.(6)

10.33(a)   Incentive Stock Option Agreement dated March 7, 1994, between the
           Company and Alan F. Cook.(6)

10.34.+    Research Agreement effective April 1, 1993 between the Company and
           Genetic Therapy, Inc.(6)

10.35.     Form of Indemnification Agreement.(6)

10.36.     1993 Stock Option Plan, as amended.(2)

10.37.     Letter Agreement dated June 15, 1993, between the Company and Michael
           I. Sherman.(9)

10.38.     Master Equipment Lease Agreement, including Warrant Agreement, dated
           September 10, 1993, between the Company and MMC/GATX Partnership
           No. 1.(9)

10.39.     1994 Independent Directors Stock Option Plan, as amended.(2)

10.41(a)   Letter Agreement dated May 10, 1991, between the Company and Arthur
           H. Bertelsen.(7)

10.41(b)   Incentive Stock Option Agreements dated September 27, 1991, February
           17, 1993, November 22, 1993 and March 7, 1994, between the Company and Arthur H. Bertelsen.(7)

10.41(c)   Non-transferable Non-Qualified Stock Option Agreement dated June 17,
           1991 between the Company and Arthur H. Bertelsen.(7)

10.42. Amendment dated March 23, 1994, to Agreement of April 30, 1991 between Hoffmann-La Roche Inc. and the Company including Stock
           Purchase Agreement and Warrants to purchase an aggregate of 150,000 shares of Common Stock.(7)

10.43.+    Program Agreement dated as of April 1, 1994 between the Company and
           PaineWebber R&D Partners III, L.P. (the "Partnership").(10)



10.43(a)+  First Amendment to Program Agreement, including Amended and Restated Glossary.(8)

10.44.+    Development Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.44(a)+  Amended and Restated Development Agreement.(8)

10.45.+    Purchase Option Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.45(a)+  Amended and Restated Purchase Option Agreement.(8)

10.46.     Technology Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.46(a)   Amended and Restated Technology Agreement.(8)

10.47.+    Core Warrant dated as of April 1, 1994 issued by the Company to the Fund.(10)

10.47(a)   Amended and Restated Core Warrant.(8)

10.48.+    Purchase Option Warrant dated as of April 1, 1994 issued by the Company to the Partnership.(10)

10.48(a)+  Amended and Restated Purchase Option Warrant.(8)

10.49.+    Stock Purchase Agreement dated as of March 15, 1995 between the Company and the Partnership.(8)

10.50.+    Loan Agreement dated as of February 13, 1995 among the Company, HealthCare Ventures III, L.P.,
           HealthCare Ventures IV, L.P., Everest Trust and Larry Abrams.(8)

10.50(a) Amendment No. 1 to Exhibit 10.50(3)

10.51.+  Letter Agreement dated September 13, 1994 between the Company and Boehringer Mannheim GmbH, as supplemented December 7, 1994.(8)

10.52.+  License Agreement dated as of September 1, 1995 between the Company and The Johns Hopkins
         University.(3)

10.52(a) Amendment No. 1 to License Agreement.(11)

10.53    Letter Agreement dated June 8, 1995 between the Company and A. Steven Franchak.(3)

10.54    Non-Qualified Stock Option Agreement dated July 6, 1995 between the Company and A. Steven
         Franchak.(3)

10.54(a) Incentive Stock Option Agreement dated September 1, 1995 between the Company and A. Steven
         Franchak.(12)

10.55  Convertible Note dated June 8, 1995 between the Company and the
       Partnership.(3)

10.56  Registration Rights Agreement dated February 13, 1996.(12)

10.57  Incentive Stock Option Agreements dated September 25, 1995 and March
       18, 1996 between the Company and A. Steven Franchak.(12)

10.58  Incentive Stock Option Agreements dated September 25, 1995 and March 18,
       1996 between the Company and Arthur H. Bertelsen.(12)

10.59  Incentive Stock Option Agreements dated September 25, 1995 and March 18,
       1996 between the Company and Alan F. Cook.(12)

10.62  Letter Agreement dated June 27, 1996 between the Company and Michael I.
       Sherman.(12)

10.63  Incentive Stock Option Agreements dated September 25, 1995 and June 27,
       1996, between the Company and Michael I. Sherman.(12)

10.64  Letter Agreement, dated September 1, 1994 between the Company and
       PaineWebber Incorporated.(12)

10.65 Indemnification Agreement, dated August 15, 1996, between the Company and PaineWebber Incorporated.(12)

10.66  Letter Agreement, dated January 10, 1997, between the Company and
       PaineWebber Incorporated.(11)

10.67  Subordinated Convertible Promissory Note, dated February 10, 1997 payable to Genzyme Corporation.(11)

10.68 Amendment and Agreement dated as of January 31, 1997 between the Company and PaineWebber R&D Partners III, L.P. (amending Exhibit 10.49).(11)

27     Financial Data Schedule.(11)


--------------

+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the Grant of Confidential Treatment.

(1) Incorporated by reference to the corresponding Exhibit number of Registrant's Current Report on Form 8-K dated February 18, 1997.
(2) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(3) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(4) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to the corresponding Exhibit number of Registrant's Registration Statement on Form 10, No. 0-20138.
(6) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(7) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(8) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(9) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(10) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the quarter ended March 31, 1994.
(11) Filed herewith.
(12) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PharmaGenics, Inc.:

    We have audited the accompanying balance sheets of PharmaGenics, Inc. as of December 31, 1995 and 1996, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmaGenics, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations since its inception, has a stockholder's deficit and requires substantial additional capital to fund its operations. In addition, the Company has a significant operating lease commitment. As discussed in Notes 1 and 14, as of January 31, 1997, the Company entered into an agreement and plan of merger with Genzyme Corporation, which is subject to approval of the stockholders of each company. If the merger is not consummated, management will be required to consider other alternatives, including the liquidation of the Company's remaining assets and the payment of its liabilities and commitments. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                              ARTHUR ANDERSEN LLP

ROSELAND, NEW JERSEY
March 3, 1997

                               PHARMAGENICS, INC.
                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                    -------------------------------------------
ASSETS                                       1995                          1996
                                    ----------------------  -------------------
Current assets:
Cash and cash equivalents.........            $1,639,182               $486,109
Accounts receivable...............                 -                    185,972
Prepaid expenses..................                22,970                 38,183
                                    ----------------------  -------------------
Total current assets..............             1,662,152                710,264


Property and equipment, net of
  $1,705,980 and $2,073,642 of
  accumulated depreciation........               996,048                782,638


Other assets......................                35,425                 40,425
                                    ----------------------  -------------------
Total assets......................            $2,693,625             $1,533,327
                                    ----------------------  -------------------
                                    ----------------------  -------------------
LIABILITIES

Current liabilities:
Accounts payable and accrued
  expenses........................              $942,736              $1,599,987
Deferred revenue..................             1,038,400                 315,200
Current obligations under capital
  leases..........................               321,650                 147,102
                                    ----------------------  -------------------
Total current liabilities.........             2,302,786               2,062,289

Long-term obligations under
  capital leases..................                39,280                  25,177
                                    ----------------------  --------------------
Total liabilities.................             2,342,066               2,087,466
                                    ----------------------  --------------------
Commitments and contingencies
  (Notes 3, 7, 8, 9 and 11)

STOCKHOLDERS' EQUITY (DEFICIT)



Preferred stock--$.01 par value,
  10,000,000 shares authorized:
  Series A convertible preferred
  stock, 2,500,000 shares designated,
  2,160,000 shares issued and
  outstanding at December 31, 1995
  and 1996, liquidation preference
  4,017,600                                        21,600                21,600
 Series B convertible preferred
 2,500,000 shares designated,
 2,138,399 shares issued and
 outstanding at December 31, 1995 and 1996,
 liquidation preference 16,038,000                 21,384                21,384
 Series C convertible preferred stock,
 4,717,700 shares designated, 1,356,592
 and 3,076,556 shares issued and outstanding at
 December 31, 1995 and 1996, respectively,
 liquidation preference $2,916,673 and
 $6,614,595 at December 31, 1995 and 1996,
 respectively                                      13,566                30,765
Common stock--$.01 par value, 15,000,000
shares authorized, 451,608 and 455,108
shares issued and outstanding at
December 31, 1995 and 1996, respectively            4,516                 4,551
Additional paid-in capital                     22,394,917            26,066,218
Accumulated deficit                           (21,939,837)          (26,692,470)
Deferred compensation                            (164,587)               (6,187)
                                              ------------           -----------
  Total stockholders' equity (deficit)            351,559              (554,139)
                                              ------------           -----------
  Total liabilities and stockholders'
       equity (deficit)                        $2,693,625            $1,533,327
                                              ------------           -----------
                                              ------------           -----------


      The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1994           1995           1996
                                                                       -------------  -------------  -------------
Revenues:
Research contracts...................................................  $   1,529,595  $   2,783,233  $   1,137,671
License fees and royalties...........................................        250,614            766          4,553
Grants...............................................................         38,000        136,672        276,221
                                                                       -------------  -------------  -------------
Total revenues.......................................................      1,818,209      2,920,671      1,418,445
                                                                       -------------  -------------  -------------
Costs and expenses:
Research and development.............................................      5,821,540      4,608,271      4,498,839
General and administrative...........................................      1,447,501      1,388,095      1,756,164
                                                                       -------------  -------------  -------------
Total costs and expenses.............................................      7,269,041      5,996,366      6,255,003
                                                                       -------------  -------------  -------------
Loss from operations.................................................     (5,450,832)    (3,075,695)    (4,836,558)
Interest expense.....................................................       (125,801)      (347,897)       (36,349)
Interest income......................................................         88,817         44,045        120,274
                                                                       -------------  -------------  -------------
NET LOSS.............................................................  $  (5,487,816)  $ (3,379,547)  $ (4,752,633)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss per common share............................................  $      (12.28)  $       (7.49) $     (10.49)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average common shares outstanding...........................        446,933        451,406        452,970
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                   SERIES A       SERIES B       SERIES C
                                  CONVERTIBLE    CONVERTIBLE   CONVERTIBLE            ADDITIONAL
                                   PREFERRED      PREFERRED     PREFERRED    COMMON    PAID-IN        ACCUMULATED   DEFERRED
                                     STOCK         STOCK          STOCK      STOCK     CAPITAL        DEFICIT      COMPENSATION
                                 ------------   -------------  ----------  -------- --------------   ---------     ------------

Balance, January 1, 1994          $ 21,600       $ 21,384        $  --      $ 4,338   $ 18,278,515  $(13,072,474)   $  --

Issuance of warrants and shares
  of common stock to acquire
  technology rights                  --              --             --          167        716,833       --            --

Issuance of shares of common
  stock upon exercise of stock
  options                            --              --             --            7          510         --            --

Issuance of stock options at
 below fair market value             --              --             --            --      394,500         --          (394,500)


Net loss                             --              --             --           --         --        (5,487,816)      --
                                  ----------------------------------------------------------------------------------------------

Balance, December 31, 1994         21,600          21,384           --        4,512      19,390,358    (18,560,290)   (394,500)

Conversion of debt into Series C
 Convertible Preferred Stock         --              --           9,770         --        2,090,853        --           --

Issuance of Series C
 Convertible Preferred Stock         --              --           3,796         --          812,254        --           --

Issuance of warrants at below
 fair market value                   --              --             --          --         165,000         --           --


Issuance of shares of common
  stock upon exercise of stock
  options                            --              --              --          4           334           --           --

Issuance of stock options at
  below fair market value            --              --             --          --          33,000          --         (33,000)

Cancellation of stock options
  upon employment termination        --              --             --          --         (96,882)         --          96,882

Amortization of deferred
  compensation                       --              --             --          --            --            --         166,031

Net loss                             --              --             --          --            --     (3,379,547)        --

                                  ----------------------------------------------------------------------------------------------

Balance, December 31, 1995         21,600          21,384         13,566       4,516      22,394,917 (21,939,837)     (164,587)

Issuance of Series C
 Convertible Preferred Stock         --              --           17,199        --         3,680,723        --          --

Issuance of shares of common
  stock upon exercise of stock
  options                            --              --            --             35           1,715        --          --

Cancellation of stock options
  upon employment termination        --              --            --             --          (11,137)      --          11,137

Amortization of deferred
  compensation                       --              --            --             --              --        --         147,263

Net loss                             --              --            --             --              --   (4,752,633)       --
                                  ----------------------------------------------------------------------------------------------

Balance, December 31, 1996      $  21,600     $  21,384       $  30,765     $   4,551   $  26,066,218  $ (26,692,470) $ (6,187)
                                ---------     ---------       ---------     ---------  -------------   -------------   --------
                                ---------     ---------       ---------     ---------  -------------   -------------   --------




                                   STOCKHOLDERS'
                                    EQUITY (DEFICIT)
                                   -----------------

Balance, January 1, 1994          $ 5,253,363

Issuance of warrants and shares
  of common stock to acquire
  technology rights                   717,000

Issuance of shares of common
  stock upon exercise of stock
  options                                 517

Issuance of stock options at
 below fair market value              --


Net loss                           (5,487,816)
                                   -----------

Balance, December 31, 1994            483,064

Conversion of debt into Series C
 Convertible Preferred Stock        2,100,623

Issuance of Series C
 Convertible Preferred Stock          816,050

Issuance of warrants at below
 fair market value                    165,000


Issuance of shares of common
  stock upon exercise of stock
  options                                 338

Issuance of stock options at
  below fair market value             --

Cancellation of stock options
  upon employment termination         --

Amortization of deferred
  compensation                        166,031

Net loss                           (3,379,547)
                                 -------------

Balance, December 31, 1995            351,559

Issuance of Series C
 Convertible Preferred Stock        3,697,922

Issuance of shares of common
  stock upon exercise of stock
  options                               1,750

Cancellation of stock options
  upon employment termination         --

Amortization of deferred
  compensation                        147,263

Net loss                           (4,752,633)
                                    ---------
Balance, December 31, 1996         $ (554,139)
                                   ----------
                                   ----------






              The accompanying notes are an integral part of these financial statements.

                                            PHARMAGENICS, INC.
                                        STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                            1994           1995            1996
                                                                                        -------------  -------------  -------------
Operating  Activities:

Net loss                                                                              $ (5,487,816) $  (3,379,547) $  (4,752,633)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                                                               698,757        365,305        368,762
Technology rights acquired for common stock and warrants                                    717,000             --             --
Amortization of deferred compensation expense                                                    --        166,031        147,263
Expense  incurred  with the issuance of warrants below fair market value                         --        165,000             --
Interest on  loans  converted  into  Series C Convertible Preferred Stock                        --        100,623             --
Changes in operating assets and liabilities:
(Increase) decrease  in  accounts receivable                                                     --             --       (185,972)
(Increase) decrease  in prepaid  expenses                                                    30,403         26,007        (15,213)
(Increase) decrease  in other  assets                                                         2,758         15,841         (5,000)
Increase (decrease)  in  accounts  payable and accrued expenses                              57,543        543,848         657,251
Increase (decrease) in deferred revenue                                                     701,633        336,767       (723,200)
                                                                                        ------------  ------------    ------------

Net cash  used in  operating activities                                                  (3,279,722)    (1,660,125)    (4,508,742)
                                                                                        ------------  ------------    ------------

Investing Activities:
(Increase) decrease in investments                                                        2,041,875             --              --
Capital expenditures                                                                       (129,026)       (34,290)      (155,352)
                                                                                        ------------  ------------    ------------

Net cash provided by (used in) investing activities                                       1,912,849        (34,290)      (155,352)
                                                                                        ------------  ------------    ------------

Financing Activities:
Payments on capital lease obligations                                                      (381,039)      (235,829)      (188,651)
Proceeds from issuance of common stock                                                          517             338         1,750
Proceeds  from loans  converted  into  Series C Convertible  Preferred  Stock                    --       2,000,000            --
Proceeds  from the  issuance  of Series  C Convertible  Preferred  Stock                         --         816,050     3,697,922
                                                                                        ------------  ------------    ------------

Net cash provided by (used in) financing activities                                        (380,522)      2,580,559     3,511,021
                                                                                        ------------  ------------      ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (1,747,395)        886,144    (1,153,073)

Cash and cash equivalents at beginning of year                                            2,500,433         753,038     1,639,182
                                                                                        ------------  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $     753,038   $  1,639,182   $   486,109
                                                                                        ------------  ------------    ------------
                                                                                        ------------  ------------    ------------

Supplemental  disclosure  of cash  flow information:

Cash paid  during the  period for interest                                             $     125,801    $   82,274    $    36,349
                                                                                        ------------  ------------    ------------
Property and equipment  acquired  under  capital  lease agreements                     $      70,000    $       --    $        --
                                                                                        ------------  ------------    ------------
                                                                                        ------------  ------------    ------------

The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

PharmaGenics, Inc. (the "Company"), a Delaware corporation, was incorporated on August 11, 1989. The Company is an integrated drug discovery company principally engaged in the research and development of pharmaceuticals for the treatment of cancer. The Company's research programs in cancer center upon certain key genes, called "tumor suppressor genes," that are responsible for the production of proteins that generally function to prevent the unregulated growth of cells. The Company targets tumor suppressor genes and other cancer-related genes in search of desirable therapeutics against cancer.

The Company is subject to a number of risks at this stage of development, including, but not limited to, uncertainties relating to whether patents will issue and whether patents that issue will provide the Company with adequate protection from other products or competitors; dependence on key individuals for achievement of the Company's expectations which the Company believes are based on reasonable assumptions within the bounds of its knowledge of its business and operations; continued collaboration between the Company and its corporate, governmental and academic collaborators; establishment of additional collaborations with academia or corporations; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; uncertainties related to technological improvements and advances; the impact of research and product development activities of competitors of the Company, many of whom have more substantial financial or other resources than those of the Company; the need and ability to obtain adequate additional financing necessary to fund continuing operations and product development and the terms on which such financing might be available; the ability to obtain lease financing for capital equipment; uncertainties related to clinical trials; uncertainties of obtaining required regulatory approvals; and uncertainties of future profitability. The Company expects to incur substantial additional costs before it can begin to generate revenue from product sales sufficient to fund its operations, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, scientific, manufacturing, sales and administrative personnel.

The Company sold additional shares of Series C convertible preferred stock in the first quarter of 1996 (Note 9) and, in connection with entering into an Agreement and Plan of Merger as of January 31, 1997 (the "Merger Agreement") with Genzyme Corporation ("Genzyme") (see below and Note 14), received a stand-by credit facility (the "Credit Facility") (Note 8) under which the Company made an initial draw of $1 million in February 1997. The Company expects to make additional draws under the Credit Facility and believes that the Credit Facility is sufficient to fund operations until the expected closing of the proposed merger with Genzyme in May 1997. The Company will require substantial additional funds should the proposed merger with Genzyme not be consummated. Uncertainties relating to the proposed merger with Genzyme and the Credit Facility are additional meaningful factors that could cause actual results to differ from the Company's expectations.

Pursuant to the Merger Agreement and on the terms and conditions set forth therein, subject to approval by the Company's stockholders and Genzyme's stockholders and subject to certain other conditions, the Company is to be merged with and into Genzyme (the "Proposed Merger") with Genzyme being the surviving corporation. The business of the Company is to be combined with several of Genzyme's oncology programs to form a new division of Genzyme to be known as the Genzyme Molecular Oncology division (Note 14).

                               PHARMAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PERVASIVENESS OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments which when purchased have a maturity of less than three months.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the lease term or the useful lives of the assets.

LONG-LIVED ASSETS

During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

REVENUE RECOGNITION

License fees and royalties are recognized as revenue when earned. Revenues under collaborative research and development agreements and grants are recognized as earned over the term of the contracts and grants. Payments received in advance under these agreements are recorded as deferred revenue until earned.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company adopted the disclosure requirement of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for the year ended December 31, 1996 (Note 9). The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Net loss per common share was computed based on the weighted average number of common shares outstanding during the year. Shares issuable upon conversion of preferred stock or exercise of options and warrants were not considered, as the effect would be antidilutive.

NOTE 2--COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Agreements with PaineWebber R&D Partners III, L.P.

In May 1994, the Company entered into a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"), pursuant to which the Partnership paid a $250,000 license fee and agreed to pay the Company up to $5,750,000 to conduct research and development on behalf of the Partnership on targets identified by the Company pursuant to a development plan originally projected to extend through March 1996, but which continued through January, 1997. In consideration of such payments, the Partnership obtained rights to the results of such research, and the Company granted the Partnership an exclusive, royalty-free license to use certain patent rights, know-how and technical information owned or licensed by the Company. Under the R&D Agreements, upon the occurrence of certain events of default (such as failure to perform its obligations, default on indebtedness, insolvency, cessation of operations and others), the Company would be obligated to make certain payments to the Partnership. In March 1995, the R&D Agreements were modified to expand the area of research under the development plan and to accelerate $750,000 of research funding under the R&D Agreements into 1995. Under the R&D Agreements, the Company also received an option (the "Purchase Option") to purchase at any time certain or all of the rights owned by the Partnership as a result of the R&D Agreements (the "Partnership Rights") at an option price ranging from $9.4 million up to $19.2 million, depending upon the date of the purchase and the rights purchased. The R&D Agreements provided that in the event the Company commenced Phase II clinical trials on an agent developed under the R&D Agreements, the Company would be obligated to exercise the purchase option. To date, the Company has not commenced any Phase II clinical trials. In consideration for the Purchase Option, the Company issued to the Partnership warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and up to 666,667 shares of the Company's common stock (the "Purchase Option Warrant"). The Core Warrant is exercisable for a period of five years which commenced July 1, 1996, and the Purchase Option Warrant would have been exercisable for a period of four years following termination of the Purchase Option. The estimated fair value of $580,000 attributed to these warrants upon issuance was charged to research and development expense in 1994. With the modification of the R&D Agreements in March 1995, the exercise price on the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. In June 1995, the Company executed and delivered a convertible note (the "Note") to the Partnership under which the Company borrowed $1,000,000 at an interest rate of prime plus two percentage points (Note 8). In lieu of repayment in cash, the Note and accrued interest were converted into 480,242 shares of Series C convertible preferred stock of the Company as of September 30, 1995, which thereby reduced by $1,000,000 research funding from the Partnership under the R&D Agreements.

In January 1997, in connection with the Proposed Merger (Note 14), the Partnership exercised its option under the R&D Agreements to exchange the Partnership Rights for additional shares of the Company's preferred stock. This option became exercisable upon the signing of the Merger Agreement and as a result of such exercise, the Company issued to the Partnership in February 1997 298,420 shares of Series A convertible preferred stock, 88,864 shares of Series B convertible preferred stock and 1,641,144 shares of Series C convertible preferred stock. The liquidation preference amount of these preferred shares, $4,750,000, was charged to research and development expense in the first quarter of 1997 because the acquired technology and other rights relate to in-process research and development projects that have not yet reached technological feasibility and the technology currently has no alternative future uses. Upon the exercise of the exchange option by the Partnership, the Purchase Option Warrant and the R&D Agreements terminated. In addition, upon the completion of the Proposed Merger, the Core Warrant will be

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 2--Collaborative Research and Development Agreements (continued)

cancelled.

The Company recognized $1,650,000, $2,311,600 and $723,200 of revenues under the R&D Agreements in 1994, 1995 and 1996, respectively. In addition, as of December 31, 1995 and 1996, the Company had received $1,038,400 and $315,200, respectively, of deferred revenue under the R&D Agreements, which relate to research activities yet to be completed as of such dates. All funding pursuant to the R&D Agreements had been received as of December 31, 1995.

OTHER AGREEMENTS

The Company has entered into other collaborative research and development agreements, some of which provide for payments to the Company. The Company earned $129,595 in 1994, $471,633 in 1995 and $414,471 in 1996 under these agreements. (Note 10)

NOTE 3--RESEARCH AND LICENSE AGREEMENTS

AGREEMENTS WITH THE JOHNS HOPKINS UNIVERSITY

In March 1991, the Company entered into a Research Agreement (the "Research Agreement") with The Johns Hopkins University School of Medicine ("JHU") and Hoffmann-La Roche Inc. ("Roche"), and in February 1992, the Company entered into a License Agreement (the "License Agreement") with JHU and Roche (collectively, the "JHU Agreements"), pursuant to which the Company made unrestricted research grants to the Basic Cancer Research Foundation and JHU of approximately $818,000 to fund research conducted at JHU by Dr. Bert Vogelstein. Dr. Vogelstein has had the sole discretion to determine research activities within the specified research areas, which include cancer and virology. In return for these payments, JHU granted to the Company and Roche a worldwide, exclusive, royalty-bearing license to all technology developed within the specified research area pursuant to the JHU Agreements. In February 1995, the Research Agreement terminated, with certain provisions remaining in effect through August 1995. Certain rights granted to Roche and the Company by JHU, and certain of the obligations of Roche and the Company to JHU (such as maintaining confidentiality of information, not using JHU's name without their consent, not bringing suit against JHU as a result of any dispute which arises between Roche and the Company and to reimburse JHU for their costs in the event they are involved in such dispute), survived the termination of the Research Agreement. The License Agreement continues, subject to scheduled royalty payments, until the expiration of the patents licensed thereunder.

The Company and Roche also entered into supplementary agreements (the "Roche Agreements") regarding the development and commercialization of any technology developed by Dr. Vogelstein in the research areas specified in the JHU Agreements. Pursuant to an initial agreement with Roche, Roche obtained the first option to license from JHU any diagnostic applications, the Company obtained a license from JHU to any oligonucleotide-based therapeutic applications and the Company and Roche jointly obtained a license from JHU to any therapeutic applications that are not oligonucleotide-based. Roche has agreed to pay the Company royalties at varying rates on sales of any products developed by Roche stemming from Dr. Vogelstein's research. Additionally, Roche obtained first option rights (the "First Option Rights") to act as the Company's partner for research and development programs relating to Dr. Vogelstein's technology. At Roche's option, Roche could choose to pay the Company to provide mutually agreed upon research and development services for diagnostic products. In May 1996, Roche decided not to develop certain inventions licensed from JHU and the Company exercised its option, which did not require any additional payment, to assume the rights to all of those inventions. In October 1996, Roche and the Company signed a term sheet under which the Company will be provided a sublicense to any and all diagnostic products and

                               PHARMAGENICS, INC.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 3--Research and License Agreements (continued)

applications to which Roche retains rights under the License Agreement, and the Company is granted the exclusive right to sublicense to third parties Roche's rights to diagnostic products and applications under the License Agreement, exclusive of those rights to certain antibody-based diagnostics that Roche has assigned to a third party. The term sheet also provides for royalties to Roche and sharing of revenues between the Company and Roche.

In March 1994, in consideration of 16,666 shares of the Company's common stock and warrants to acquire 50,000 shares (of which one-third at an exercise price of $10.50 per share expired in March 1995 and the second third at an exercise price of $15.00 per share expired in March 1996 and the final third at an exercise price of $24.00 per share expire in March 1997) of common stock, Roche waived the First Option Rights so that the Company may freely seek partners for its Vogelstein-related research and development programs. The estimated fair value attributable to these shares and warrants of $137,000 was charged to research and development expense in 1994.

Effective September 1995, the Company entered into a license agreement (the "SAGE Agreement") with JHU and Drs. Bert Vogelstein and Kenneth Kinzler, both of JHU, relating to the SAGE technology. In addition to substantial license fees paid and milestone payments to be made by the Company to retain an exclusive license, the agreement provides for certain additional payments to be made by the Company to JHU in the event the Company sublicenses SAGE technology to third parties or performs SAGE-related services on behalf of third parties.

In January 1997, in contemplation of the Proposed Merger (Note 14), the SAGE Agreement was amended to waive any possible right JHU may have to a potential payment of $5 million resulting from the change of control which would arise from the Proposed Merger in exchange for 43,200 shares of the Company's Series B convertible preferred stock to be issued to JHU. If the Proposed Merger is not consummated, the amendment to the SAGE Agreement shall become null and void and the 43,200 shares of the Company's Series B convertible preferred stock will not be issued to JHU. The Company is currently in discussions with JHU regarding a license to other present and future discoveries of Dr. Kinzler, some of which were, or may be, created in collaboration with Dr. Vogelstein.

NOTE 4--Accounts Receivable

In the fourth quarter of 1996, the Company recognized $185,972 of revenue earned under an award by the U.S. National Cancer Institute ("NCI") in the form of a Cooperative Grant. The Company has received notice from NCI that funding is authorized for the second budget year, which had begun in September of 1996, of the grant but the Company has not yet obtained funds available under the grant to settle this receivable.

NOTE 5--Property and Equipment

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Laboratory and office.............................................  $  1,980,378  $  2,134,630
Leasehold improvements............................................       721,650       721,650
                                                                    ------------  ------------
                                                                       2,702,028     2,856,280
Less: Accumulated depreciation....................................    (1,705,980)   (2,073,642)
                                                                    ------------  ------------
                                                                    $    996,048  $    782,638
                                                                    ------------  ------------
                                                                    ------------  ------------

                               PHARMAGENICS, INC.

                           NOTES TO FINANCIAL STATEMENTS


NOTE 6--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1995         1996
                                                                      ----------  ------------
Accounts payable....................................................  $   94,912  $    152,216
Vacation and other employee benefits................................      84,379        95,139
Legal and professional fees.........................................     129,850       342,254
Collaborative arrangements..........................................     550,000       845,870
Other accrued expenses..............................................      83,595       164,508
                                                                      ----------  ------------
                                                                      $  942,736  $  1,599,987
                                                                      ----------  ------------
                                                                      ----------  ------------

The accrual for collaborative arrangements relates primarily to JHU for 1996 and solely to JHU for 1995 (Note 3). Other accrued expenses for 1996 includes an accrual for settlement of a lawsuit (Note 14).

NOTE 7--LEASES

CAPITAL LEASE OBLIGATIONS

In April 1991, the Company entered into a master lease agreement and granted the lessor a warrant to purchase 41,580 shares of the Company's Series A convertible preferred stock at $1.85 per share for a term of ten years. In September 1993, the Company entered into a master lease agreement and granted the lessor a warrant to purchase 10,000 shares of the Company's common stock at $7.50 per share for a term of up to ten years. These warrants contain certain anti-dilution and/or registration rights.

The master lease agreement entered into in September 1993 provides the Company the option, effective as of the expiration of the initial lease term, to purchase the equipment at fair market value or to renew the lease at market value for a minimum of twelve months and a maximum of thirty-six months, whereby at the end of such renewal period the Company is obligated to purchase the equipment at fair market value. The Company has not exercised either of the foregoing options and, in accordance with the terms of the lease, the lease has been renewed on a month-to-month basis at the monthly payment in effect immediately prior to the expiration of the initial lease term. The initial lease term expired in September 1996 on certain equipment and in December 1996 on the remaining equipment. The Company has classified approximately $133,000 as a current lease obligation reflecting the Company's obligation to purchase the equipment and its current intention to exercise its purchase option in 1997.

Leased equipment with a cost of $820,000 as of December 31, 1995 and 1996 is included in property and equipment. Future minimum payments under capital lease obligations are as follows:

YEAR ENDING
DECEMBER 31,
-----------------------------------------------------------------------
1997                                                       $ 150,160
1998                                                          17,160
1999                                                          10,010
                                                           ---------
                                                             177,330
Less amount representing interest                              5,051
                                                           ---------
                                                             172,279
Less current portion                                         147,102
                                                           ---------
Long-term portion                                          $  25,177
                                                           ---------
                                                           ---------

                               PHARMAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LEASES (CONTINUED)

OPERATING LEASE

The lease on the Company's office and research facilities expires on December 31, 1999 and contains two three-year renewal options. Monthly rent for the remainder of the original lease term is approximately $17,600 basic rent plus maintenance and other costs. Accordingly, as of December 31, 1996, the minimum basic rent commitment for the remainder of the original lease term is $633,600. Rent expense was approximately $297,768, $268,162 and $274,105 in
1994, 1995 and 1996, respectively.

NOTE 8--LOAN AGREEMENTS

In February 1995, the Company entered into a loan agreement (the "Loan") with certain lenders, who were existing stockholders or affiliates of existing stockholders at the time of entering into the Loan, under which the Company borrowed an aggregate of $1 million at an interest rate of prime plus two percentage points. In connection with the Loan, the Company granted the lenders warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a term of up to ten years and recorded an expense of $165,000 in 1995 relating to the warrants. The Loan and accrued interest, totalling approximately $1,068,100 were converted into 496,792 shares of Series C convertible preferred stock of the Company as of September 30, 1995.

In June 1995, the Company executed and delivered a convertible note (the "Note") to the Partnership under which the Company borrowed $1 million at an interest rate of prime plus two percentage points. In lieu of repayment in cash, the Note and accrued interest, totalling approximately $1,032,500, were converted into 480,242 shares of Series C convertible preferred stock of the Company as of September 30, 1995 (Note 9), and thereby reduced by $1 million research funding from the Partnership under the R&D Agreements (Note 2).

In October 1996, in anticipation of entering into the Merger Agreement, Genzyme made available to the Company the Credit Facility under which the Company may draw monthly an amount equal to its documented operating costs, up to a specified maximum amount each month. Amounts not drawn by the Company in a designated month are available to cover documented operating costs in a later month, subject to certain limitations based on revenues. Amounts drawn by the Company under the Credit Facility are evidenced by a Subordinated Convertible Promissory Note (the "Promissory Note"). The Promissory Note bears interest from the date of each draw at a rate of 8.25% per annum and matures on February 10, 2002. The Company made an initial draw of $1 million in February 1997, after the signing of the Merger Agreement. (Note 14)

NOTE 9--STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

During 1991, the Company issued 2,160,000 shares of Series A convertible preferred stock ("Series A Stock") and warrants to purchase 486,000 shares of common stock at $0.462 per share expiring in September 2001 for net proceeds of approximately $3,958,000.

In November 1991, the Company issued 1,944,000 shares of Series B convertible preferred stock ("Series B Stock") and warrants to purchase 121,285 shares of common stock pursuant to a private placement (the "Offering"). The warrants, which were exercisable at $7.50 per share commencing 180 days after the effective date of an initial public offering of the Company's common stock, expired on November 14, 1996. The selling agent for the Offering received warrants, which also expired on November 14, 1996, to purchase 194,400 shares of common stock at $7.50 per share. Additionally,

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9-- Stockholders' Equity(continued)

the Company issued 194,399 shares of Series B Stock and warrants, which expired on November 14, 1996, to purchase 13,500 shares of common stock at $7.50 per share to an investor group consisting of HealthCare Ventures II, L.P. ("HCV II"), the Company's principal stockholder, and limited partners of HCV II. The net proceeds from these sales of Series B Stock and warrants were approximately $14,356,000.

As of September 30, 1995, the Company converted the Loan (Note 8) and the Note (Note 8) together with accrued interest into 977,034 shares of Series C convertible preferred stock ("Series C Stock"). In December 1995, the Company commenced a private placement offering of Series C Stock and held an initial closing on 379,558 shares of Series C Stock for proceeds to the Company of approximately $816,000 from this initial closing. In February 1996, the Company held a final closing on the sale of 1,719,964 additional shares of Series C Stock for proceeds to the Company of approximately $3,698,000. The offering was made directly by the Company to the holders of the Company's other preferred stock and to new investors. Total shares of Series C Stock sold in the private placement were 2,099,522 and proceeds to the Company were approximately $4,514,000.

The Series A Stock, Series B Stock and Series C Stock are convertible into common shares on a one-to-one basis, subject to certain adjustments. The holders of the Series A Stock, Series B Stock and Series C Stock have certain dividend, liquidation and registration rights, as defined, and voting rights equivalent to the voting rights of common stockholders based on the number of common shares they would own pursuant to the conversion calculation. In the event of a public offering of the Company's common stock at a price per share of at least $7.50 and proceeds to the Company of at least $10 million, each share of Series A Stock, Series B Stock and Series C Stock will be automatically converted into one share of common stock, subject to adjustment for stock dividends and splits.

For the effect of the Proposed Merger on the Company's preferred stock, see
Note 14.

COMMON STOCK

438,442 shares of common stock currently issued are subject to repurchase and/or first refusal rights. For the effect of the Proposed Merger on the Company's common stock, see Note 14.

WARRANTS

Warrants outstanding at December 31, 1996 include the following:

                                      NUMBER OF
UNDERLYING STOCK                    WARRANT SHARES                   REFERENCE
-------------------------------   ----------------------------  --------------
Series A Convertible Preferred           41,580                         Note 7
                                    --------------
                                    --------------

Common                                1,000,000                         Note 2
Common                                  666,667                         Note 2
Common                                  486,000                         Note 9
Common                                  100,000                         Note 8
Common                                   16,666                         Note 3
Common                                   10,000                         Note 7
                                    --------------
                                      2,279,333
                                    --------------
                                    --------------


For the effect of the Proposed Merger on the warrants and underlying stock, see Note 14.

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9-- Stockholders' Equity(continued)


STOCK OPTIONS

The Company has reserved 455,283, 483,333 and 133,333 shares of common stock under the 1991 Stock Option Plan, as amended, the 1993 Stock Option Plan, as amended, and the 1994 Independent Directors Stock Option Plan, as amended, respectively, for the granting of either incentive stock options or nonqualified stock options. In addition, the Board of Directors approved, subject to stockholder approval, an increase of 416,667 shares authorized under the 1993 Stock Option Plan. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant. The exercise price of the nonqualified stock options is to be determined by the Board of Directors. Options vest over various periods not exceeding four years and expire no later than ten years from grant date.

Option activity for the above plans is summarized as follows:

                                                                                         WEIGHTED-AVERAGE
                                                           OPTIONS       EXERCISE PRICE  EXERCISE PRICE
------------------------------------------------------------------------  -------------  ----------------
Balance, January 1, 1994                                      247,024
Granted                                                       601,013    $  0.50--$8.10
Exercised                                                       (694)    $ 0.093--$6.75
Cancelled                                                   (249,291)    $ 0.093--$8.10
                                                        -------------
Balance, December 31, 1994                                    598,052    $ 0.093--$8.10      $    1.37
Granted                                                       141,896    $  0.50--$2.15      $    1.92
Exercised                                                       (400)    $ 0.50--$1.875      $    0.84
Cancelled                                                   (137,158)    $ 0.462--$2.15      $    1.20
                                                         -------------
Balance, December 31, 1995                                    602,390    $ 0.093--$8.10      $    1.55
Granted                                                       249,890    $  2.15--$2.30      $    2.29
Exercised                                                     (3,500)    $         0.50      $    0.50
Cancelled                                                    (88,501)    $ 0.462--$2.30      $    1.98
                                                        -------------
Balance, December 31, 1996                                    760,279    $ 0.093--$8.10      $    1.75

At December 31, 1996, options were exercisable for the purchase of 405,849 shares of common stock at a weighted-average exercise price of $1.23. Options to purchase 33,747 shares of common stock were available for future grants under the 1991 and 1993 stock option plans at December 31, 1996. Options to purchase 93,333 shares of common stock were available for future grants under the 1994 Independent Directors Stock Option Plan at December 31, 1996.

In September 1994, the Compensation Committee of the Board of Directors approved the granting of new options with an exercise price of $2.15 per share under the 1991 and 1993 Stock Option Plans in exchange for the cancellation of certain older options at exercise prices ranging from $6.75 to $8.10 per share. Under this offer, the Company has exchanged options to acquire 179,277 shares, including options to acquire 48,502 shares granted to officers and directors of the Company.

The Company has recorded deferred compensation of $394,500 in 1994 and $33,000 in 1995 for the deemed accounting value of certain nonqualified stock option grants made to employees in December 1994 and to certain new employees in 1995, respectively. No deferred compensation was recorded in 1996. Deferred compensation is being amortized to compensation expense ratably over the vesting period of the options. In 1995 and 1996, $166,031 and $147,263, respectively, of deferred compensation was amortized to compensation expense.

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9-- Stockholders' Equity(continued)


The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense (except for those options granted at an excercise price below the fair market value of the underlying stock on the date of grant) has been recognized. Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1995 and 1996, respectively: risk-free interest rates ranging from 5.84% to 6.12% and 6.27% to 6.65%; dividend yield and common stock price volatility of zero; and an expected life of the option of 6 years. The weighted-average fair value of the options granted during 1995 and 1996 was $0.86 and $0.75, respectively. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the vesting period of the options. The Company's pro forma net loss and net loss per share for 1995 do not differ materially from the amounts reported. For 1996, the Company's pro forma net loss and net loss per share was $4,775,933 and $10.54, respectively. Because SFAS 123 has not been applied to stock options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the possible compensation cost in future years.

For the effect of the Proposed Merger on the stock options and underlying stock, see Note 14.

NOTE 10--RELATED PARTY TRANSACTIONS

Research and development contract revenue earned under an agreement with Genetic Therapy, Inc. ("GTI") was $100,000 in each of 1994 and 1995 and $25,000 in 1996. HCV II, a principal stockholder of the Company, was a principal stockholder of GTI prior to the acquisition of GTI by Novartis (formerly Sandoz, Inc.). See Note 2 for additional related party activity.

NOTE 11--EMPLOYMENT AND CONSULTING AGREEMENTS

In June 1993, the Company entered into an employment agreement with Dr. Sherman, its president and chief executive officer, for a term of three years, providing for an annual base salary of $230,000, subject to adjustment on an annual basis, and an annual bonus of at least $20,000. In June 1996, the Company and Dr. Sherman entered into a new employment agreement with an initial term of three years ending on June 30, 1999, with automatic one-year renewals thereafter, unless earlier terminated by either party upon 60 days notice prior to the end of the then current term. The new agreement provides for an annual base salary of $242,650, subject to adjustment on an annual basis, and an annual bonus of at least $20,000. The new agreement further provides that in the event that prior to March 31, 1997 the Company had a change in control or received commitments for additional financing of at least $3,000,000 in the aggregate, Dr. Sherman's annual base salary would be increased from $242,650 to $260,000, retroactive to July 1, 1996. The Company believes that the Credit Facility (Note 8) satisfied this requirement, and accordingly, effective February 1997, Dr. Sherman's annual base salary was raised to $260,000, retroactive to July 1, 1996. If Dr. Sherman's employment is terminated, other than for cause, he will be entitled to salary continuation for a period of twelve months.

The Company has also entered into various other employment and consulting agreements. In connection with certain of the agreements, the Company issued restricted common stock and granted options to purchase shares of common stock (Note 9). Each executive officer (other than Dr. Sherman) is entitled to a severance payment equal to 3 months salary if his employment is terminated without cause.

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 12--SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to contribute a portion of their annual salary to the savings plan. The Company may make discretionary contributions. Through December 31, 1996, the Company has not made any contributions to this plan.


NOTE 13--INCOME TAXES

At December 31, 1996, the Company had net operating loss ("NOL") tax carryforwards aggregating approximately $23.1 million. The NOL carryforwards expire in various years from 2005 through 2011. Pursuant to Federal income tax regulations, the annual use of the Company's NOL carryforwards may be limited if a cumulative change in ownership of more than fifty percent occurs in a three year period. The Proposed Merger (Note 14) is expected to result in a limit on the annual use of the Company's NOL carryforwards by Genzyme.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." A valuation allowance was established as realization of the tax assets is uncertain. The components of the deferred tax amounts, carryforwards and the valuation allowance are as follows:

                                                       1995          1996
                                                  ------------  -------------
Start-up costs                                     $   800,000  $     535,000
Other temporary differences                            900,000        695,000
NOL carryforwards                                    6,950,000      9,250,000
                                                   -----------  -------------
Total gross deferred tax assets                      8,650,000     10,480,000
Valuation allowance                                (8,650,000)   (10,480,000)
                                                   -----------  -------------
Net deferred tax assets                            $   --       $     --
                                                   -----------  -------------
                                                   -----------  -------------

NOTE 14--Events Subsequent to December 31, 1996

On January 24, 1997, the Company and LBC Captial Resources, Inc. ("LBC") executed an agreement which settled an action brought by LBC on July 19, 1996 against the Company in the Superior Court of New Jersey in Bergen County alleging breach of contract and related causes of action arising out of an agreement between the Company and LBC that obligated LBC to assist the Company in finding new sources of capital. LBC asserted in such action that the Company improperly declined to pay LBC a commission in accordance with the agreement and sought damages in excess of $150,000. The Company made a settlement payment of $62,000 to LBC in January 1997. This amount was accrued as a charge to general and administrative expense in 1996.

As of January 31, 1997, the Company and Genzyme entered into the Merger Agreement pursuant to which the Company, on the terms and conditions set forth in the Merger Agreement, is to be merged with and into Genzyme with Genzyme being the surviving corporation. This Proposed Merger is intended to be a tax-free reorganization within the meaning of the Internal Revenue Code. As consideration for the Proposed Merger, the Company's stockholders are to receive approximately 4 million shares (subject to certain adjustments set forth in the Merger Agreement) of a new Genzyme security (the "GMO Stock"), representing 40% of the initial equity interest in a new division of Genzyme, to be known as the Genzyme Molecular Oncology division (the "GMO Division"), to be formed within Genzyme through the combination of the business of the Company with several of Genzyme's oncology programs. Because the Company's Certificate of Incorporation requires that, in a transaction such as the Proposed Merger, an aggregate merger preference be provided to holders

                               PHARMAGENICS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 14--Events Subsequent to December 31, 1996 (continued)

of the outstanding shares of the Company's preferred stock before any amounts can be provided to holders of outstanding shares of the Company's common stock, and because such aggregate merger preference exceeds the aggregate value of the 4 million shares of GMO Stock to be received in the Proposed Merger (based on the valuation given the GMO Stock under the Merger Agreement), no shares of GMO Stock are available for allocation to holders of the outstanding shares of the Company's common stock (including stock options and warrants for common stock). The Proposed Merger currently is expected to be completed in May 1997, subject to approval by the Company's stockholders and Genzyme's stockholders and subject to certain other conditions. As required by the Merger Agreement, directors, officers and certain other stockholders of the Company have entered into stockholder agreements with Genzyme pursuant to which they have agreed to vote in favor of the Proposed Merger. The number of shares subject to such agreements is sufficient to approve the Proposed Merger.

In January 1997, in contemplation of the Proposed Merger, the Company agreed to issue to JHU 43,200 shares of the Company's Series B Stock immediately prior to the consummation of the Proposed Merger in consideration of an amendment dated as of January 31, 1997 (the "SAGE Amendment") to the SAGE Agreement (Note 3). If the Proposed Merger is not consummated, the SAGE Amendment shall become null and void and the foregoing 43,200 shares of the Company's Series B Stock will not be issued to JHU.

In February 1997, in connection with the Proposed Merger, the Company issued to the Partnership 298,420 shares of the Company's Series A Stock, 88,864 shares of the Company's Series B Stock and 1,641,144 shares of the Company's Series C Stock pursuant to the Partnership's exercise of its option to exchange all of its Partnership Rights for shares of the Company's preferred stock. (Note 2)

In February 1997, the Company made an initial draw of $1 million under the Credit Facility (Note 8).

                                   SIGNATURES

    Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 1997            PHARMAGENICS, INC.

                                BY:  /S/ MICHAEL I. SHERMAN
                                     -----------------------------------------
                                     Michael I. Sherman, PRESIDENT
                                     AND CHIEF EXECUTIVE OFFICER

                                BY:  /S/ A. STEVEN FRANCHAK
                                     -----------------------------------------
                                     A. Steven Franchak,
                                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                     AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include at least a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------    ---------------------------  --------------

/s/ MICHAEL I. SHERMAN            President, Chief Executive
------------------------------    Officer and Director          April 2, 1997
Michael I. Sherman

/s/ A. STEVEN FRANCHAK            Vice President, Chief
------------------------------    Financial Officer,            April 2, 1997
A. Steven Franchak                Treasurer and Director

/s/ JACK L. BOWMAN                 Director
------------------------------                                  April 2, 1997
Jack L. Bowman

/s/ STELIOS PAPADOPOULOS          Director
------------------------------                                  April 2, 1997
Stelios Papadopoulos

/s/ ANDERS P. WIKLUND             Director
------------------------------                                  April 2, 1997
Anders P. Wiklund

/s/ JAMES I. WYER                 Director
------------------------------                                  April 2, 1997
James I. Wyer