Form 10-Q
period 1997-03-31
PHARMAGENICS INC /DE/
filed 1997-05-20
CIK 887139

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997
                                     ---------------
                                         or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ____________



Commission File Number  0-20138
                        --------

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


  Registrant's telephone number, including area code - (201) 818-1000
 ---------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X          No
                        -------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 455,108 Shares at May 14, 1997.

                                  PHARMAGENICS, INC.

                                  INDEX TO FORM 10-Q



                                                                          Page

PART  I. FINANCIAL INFORMATION


         Item  1.  Financial Statements

         Balance Sheets as of March 31, 1997 and
         December 31, 1996...............................................  3

         Statements of Operations for the Three Month periods
         ended March 31, 1997 and March 31, 1996.........................  4

         Statements of Cash Flows for the Three Month periods
         ended March 31, 1997 and March 31, 1996.........................  5

         Notes to Financial Statements...................................  6

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 10

PART II. Item 1.   Legal Proceedings..................................... 15

         Item 2.   Changes in Securities................................. 15

         Item 6.   Exhibits and Reports on Form 8-K...................... 15

                               PHARMAGENICS, INC.
                                 BALANCE SHEETS


ASSETS                                MARCH 31, 1997    DECEMBER 31, 1996
------                               ---------------    -----------------
                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........   $  359,982    $   486,109
  Accounts receivable.................      329,598        185,972
  Prepaid expenses....................       64,349         38,183
                                         ----------     ----------
    Total current assets..............      753,929        710,264

Property and equipment, net of
  $2,163,596 and $2,073,642 of
  accumulated depreciation............      701,962        782,638
Other assets..........................       40,425         40,425
                                         ----------     ----------
    Total assets......................   $1,496,316     $1,533,327
                                         ----------     ----------
                                         ----------     ----------
LIABILITIES

Current liabilities:
  Accounts payable and accrued
    expenses..........................   $1,241,556     $1,599,987
  Deferred revenue....................           --        315,200
  Current obligations under capital
    leases............................      147,432        147,102
                                         ----------     ----------
      Total current liabilities.......    1,388,988      2,062,289
Long-term obligations under capital
  leases..............................       21,443         25,177
Note Payable..........................    1,662,272             --
                                         ----------     ----------
    Total liabilities.................    3,072,703      2,087,466
                                         ----------     ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock--$.01 par value,
  10,000,000 shares authorized:
  Series A convertible preferred
    stock, 2,500,000 shares
    designated, 2,458,420 and
    2,160,000 shares issued and outstanding
    at March 31, 1997 and December 31, 1996,
    respectively, liquidation preference
    $4,572,661 and $4,017,600 at
    March 31, 1997 and December 31, 1996,
    respectively........................      24,584         21,600

  Series B convertible preferred
    stock, 2,500,000 shares designated,
    2,227,263 and 2,138,399 shares
    issued and outstanding at March 31,
    1997 and December 31,1996,
    respectively, liquidation preference
    $16,704,473 and 16,038,000 at March 31,
    1997 and December 31, 1996,
    respectively........................      22,273         21,384

  Series C convertible preferred stock,
    4,717,700 shares designated, 4,717,700
    and 3,076,556 shares issued and
    outstanding at March 31, 1997 and
    December 31,1996, respectively,
    liquidation preference $10,143,055
    and $6,614,595 at March 31, 1997 and
    December 31,1996, respectively......      47,177         30,765

Common stock--$.01 par value,
  15,000,000 shares authorized,
  455,108 shares issued and outstanding
  at March 31, 1997 and  December 31,
  1996, respectively                           4,551          4,551
Additional paid-in capital...........     30,795,934     26,066,218
Accumulated deficit..................    (32,464,719)   (26,692,470)
Deferred compensation................         (6,187)        (6,187)
                                          ----------     ----------
Total stockholders' equity
  (deficit)..........................     (1,576,387)      (554,139)
                                          ----------     ----------
Total liabilities and stockholders'
  equity (deficit)...................     $1,496,316     $1,533,327
                                          ----------     ----------
                                          ----------     ----------

   The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    THREE MONTHS ENDED MARCH
                                                                               31,
                                                                    -------------------------
                                                                        1997          1996
                                                                    -------------  ----------
Revenues:
     Grants.......................................................  $      23,419  $   --

     Research contracts...........................................       --           498,470

     Other........................................................         51,425      --
                                                                    -------------  ----------
        Total revenues............................................         74,844     498,470
                                                                    -------------  ----------

Costs and expenses:

     Research and development.....................................      1,062,649   1,090,645

     In-process technology........................................      4,434,800      --

     General and administrative...................................        340,287     330,708
                                                                    -------------  ----------
        Total costs and expenses..................................      5,837,736   1,421,353
                                                                    -------------  ----------

Loss from operations..............................................     (5,762,892)   (922,883)

Interest expense..................................................        (13,188)    (14,488)

Interest income...................................................          3,831      42,161
                                                                    -------------  ----------

NET LOSS..........................................................  ($  5,772,249) ($ 895,210)
                                                                    -------------  ----------
                                                                    -------------  ----------

Net loss per common share.........................................  $      (12.68) $    (1.98)
                                                                    -------------  ----------
                                                                    -------------  ----------

Weighted average common shares outstanding........................        455,108     451,608
                                                                    -------------  ----------
                                                                    -------------  ----------

     The accompanying notes are an integral part of these financial statements.

                               PHARMAGENICS, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    THREE MONTHS ENDED MARCH
                                                                              31,
                                                                   --------------------------
                                                                       1997          1996
                                                                   -------------  -----------
OPERATING ACTIVITIES:
  Net loss.......................................................  $  (5,772,249) $  (895,210)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................         89,955       87,715
    Technology rights acquired for shares of preferred stock.....      4,750,000         --
    Interest accrued on Note Payable.............................         12,272         --
    Amortization of deferred compensation expense................          --           2,063
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable..........................       (143,626)    (106,842)
      (Increase) in prepaid expenses.............................        (26,166)     (18,220)
      (Decrease) in accounts payable and accrued expenses........       (358,431)     (13,823)
      (Decrease) in deferred revenue.............................       (315,200)    (184,000)
                                                                   -------------  -----------

    Net cash used in operating activities........................     (1,763,445)  (1,128,317)
                                                                   -------------  -----------

INVESTING ACTIVITIES:

  Capital expenditures...........................................         (9,278)      (8,816)
                                                                   -------------  -----------

    Net cash used in investing activities........................         (9,278)      (8,816)
                                                                   -------------  -----------
FINANCING ACTIVITIES:

  Payments on capital lease obligations..........................         (3,404)     (62,108)
  Proceeds from Note Payable.....................................      1,650,000         --
  Issuance of Series C convertible preferred stock...............          --       3,697,922
                                                                   -------------  -----------

      Net cash provided by financing activities..................      1,646,596    3,635,814
                                                                   -------------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS........................       (126,127)   2,498,681

Cash and cash equivalents at beginning of period.................        486,109    1,639,182
                                                                   -------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $     359,982  $ 4,137,863
                                                                   -------------  -----------
                                                                   -------------  -----------

Supplemental disclosure of cash flow information:

Cash paid during the period for interest.........................  $         916  $    14,488
                                                                   -------------  -----------
                                                                   -------------  -----------

    The accompanying notes are an integral part of these financial statements

                                PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE  1  -  The Company

         PharmaGenics, Inc. (the "Company"), a Delaware corporation, was incorporated on August 11, 1989. The Company is an integrated drug discovery company principally engaged in the research and development of pharmaceuticals for the treatment of cancer. The Company s research programs in cancer center upon certain key genes, called "tumor suppressor genes," that are responsible for the production of proteins that generally function to prevent the unregulated growth of cells. The Company targets tumor suppressor genes and other cancer-related genes in search of desirable therapeutics against cancer.

         The Company is subject to a number of risks at this stage of development, including, but not limited to, uncertainties relating to whether patents will issue and whether patents that issue will provide the Company with adequate protection from other products or competitors; dependence on key individuals for achievement of the Company's expectations which the Company believes are based on reasonable assumptions within the bounds of its knowledge of its business and operations; continued collaboration between the Company and its corporate, governmental and academic collaborators; establishment of additional collaborations with academia or corporations; uncertainty whether the Company's research and development activities will result in the development of commercially usable products and processes; competition from alternative products or processes; uncertainties related to technological improvements and advances; the impact of research and product development activities of competitors of the Company, many of whom have more substantial financial or other resources than those of the Company; the need and ability to obtain adequate additional financing necessary to fund continuing operations and product development and the terms on which such financing might be available; the ability to obtain lease financing for capital equipment; uncertainties related to clinical trials; uncertainties of obtaining required regulatory approvals; uncertainties related to whether legal proceedings will be initiated against the Company, including in connection with the proposed merger of the Company with Genzyme Corporation ("Genzyme"), and the outcome of any such proceedings; and uncertainties of future profitability. The Company expects that it would, as an independent company, have to incur substantial additional costs before it could begin to generate revenue from product sales sufficient to fund its operations, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance, and for hiring additional management, scientific, manufacturing, sales and administrative personnel.

         The Company received a stand-by credit facility (the "Credit Facility") in connection with entering into an Agreement and Plan of Merger as of January 31, 1997 (the "Merger Agreement") with Genzyme. The Company made an initial draw of $1,000,000 in February, 1997 and additional draws of $650,000 in March, 1997 and $800,000 in May, 1997, for total draws, to date, of $2,450,000 under the Credit Facility. The Company believes that amounts drawn and available under the Credit Facility are sufficient to fund operations until the expected closing of the proposed merger with Genzyme in mid-June, 1997. The proposed merger with Genzyme is subject to the approval of the Company's stockholders and Genzyme's stockholders and certain other conditions. The Company will require substantial additional funds should the proposed merger with Genzyme not be consummated. Uncertainties relating to the proposed merger with Genzyme and the Credit Facility are additional meaningful factors that could cause actual results to differ materially and adversely from the Company's expectations.

NOTE  2  -  Proposed Merger with Genzyme

         As of January 31, 1997, the Company and Genzyme entered into the Merger Agreement pursuant to which the Company, on the terms and conditions set forth in the Merger Agreement, is to be merged with and into Genzyme with Genzyme being the surviving corporation (the "Proposed Merger").

                                  PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE  2  -  Proposed Merger with Genzyme (continued)

This Proposed Merger is intended to be a tax-free reorganization within the meaning of the Internal Revenue Code. As consideration for the Proposed Merger, the Company's stockholders are to receive approximately 4 million shares (subject to certain adjustments set forth in the Merger Agreement) of a new Genzyme security (the "GMO Stock"), representing 40% of the initial equity interest in a new division of Genzyme, to be known as the Genzyme Molecular Oncology division (the "GMO Division"), to be formed within Genzyme through the combination of the business of the Company with several of Genzyme's oncology programs. Because the Company's Certificate of Incorporation requires that, in a transaction such as the Proposed Merger, an aggregate merger preference be provided to holders of the outstanding shares of the Company's preferred stock before any amounts can be provided to holders of outstanding shares of the Company's common stock, and because such aggregate merger preference exceeds the aggregate value of the 4 million shares of GMO Stock to be received in the Proposed Merger (based on the valuation given the GMO Stock under the Merger Agreement), no shares of GMO Stock are available for allocation to holders of outstanding shares of the Company's common stock (including stock options and warrants for common stock). The Proposed Merger currently is expected to be completed in mid-June, subject to approval by the Company's stockholders and Genzyme's stockholders and subject to certain other conditions. As required by the Merger Agreement, directors, officers and certain other stockholders of the Company have entered into stockholder agreements with Genzyme pursuant to which they have agreed to vote in favor of the Proposed Merger. The number of shares subject to such agreements is sufficient for approval of the Proposed Merger by the stockholders of the Company.

NOTE  3  -  Basis of Preparation

         The information presented at March 31, 1997 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain certain of the information and footnotes required by generally accepted accounting principles for annual financial statements. These financial statements should, therefore, be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K. The December 31, 1996 balance sheet was derived from audited financial statements.

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

NOTE  4  -  Accounts Receivable

         In the first quarter of 1997, the Company recognized approximately $23,400 of revenue earned under an award by the U.S. National Cancer Institute ("NCI") in the form of a Cooperative Grant, bringing the receivable for revenue earned by the Company under this Cooperative Grant to nearly $209,400 at March 31, 1997. The balance of the receivable, approximately $120,200, relates to funds available under the Cooperative Grant that will be provided to a collaborator under the Cooperative Grant once such funds are received by the Company. The Company has recorded a corresponding liability to the collaborator.

                                 PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE  5  -  Note Payable

         In October 1996, in anticipation of entering into the Merger Agreement, Genzyme made available to the Company the Credit Facility. Under the Credit Facility, the Company may draw monthly an amount equal to its documented operating costs, up to a maximum amount each month as set forth below:

    Month               Maximum Draw
    --------------      ------------
    December, 1996      $250,000
    January, 1997       $750,000
    February, 1997      $650,000
    March, 1997         $450,000
    April, 1997         $550,000
    May, 1997           $550,000

    Amounts not drawn by the Company in a designated month are available to cover documented expenses in any later month (subject to the limitations described below), provided, however, that if such draws involve individual expenditures in excess of $25,000, such expenditures require Genzyme's consent. The maximum amount of monthly draws will be reduced by 60% of gross revenues received by the Company in the prior month. If the Company's gross revenues in any month beginning with November, 1996 exceed the product of
1.6667 and the maximum draw for the succeeding month, the amount of such excess will be applied first against the maximum amount which may be drawn that may be carried forward from previous months and then any remaining excess will be carried forward and reduce the maximum amount available in subsequent months. An additional draw of $250,000 may be made under the Credit Facility if the SAGE patent licensed by the Company from JHU issues while the Credit Facility is in effect, provided that such draw must be utilized by the Company to fulfill its obligations to JHU. If Genzyme terminates the Merger Agreement under certain circumstances, Genzyme will adjust the amount that may be drawn under the Credit Facility to an additional $1,500,000 over amounts previously drawn and expended, with draws to occur over a period of three months. Amounts advanced under the Credit Facility are evidenced by a Subordinated Convertible Promissory Note (the "Promissory Note"). The Promissory Note bears interest from the date of each advance at a rate of 8.25% per annum and matures on February 10, 2002.

    The Company made an initial draw of $1,000,000 in February 1997, after the signing of the Merger Agreement, and made additional draws of $650,000 in March, 1997 and $800,000 in May, 1997, for total draws, to date, of $2,450,000 under the Credit Facility. Interest in the amount of $12,272 has accrued on these draws as of March 31, 1997 and is recorded in Note Payable.

NOTE  6  -  Agreements with PaineWebber R&D Partners III, L.P.; In-Process
Technology

         In May 1994, the Company entered into a series of agreements (the "R&D Agreements") with PaineWebber R&D Partners III, L.P. (the "Partnership"), pursuant to which the Partnership paid a $250,000 license fee and agreed, subject to certain conditions, to pay the Company up to $5,750,000 to conduct research and development on behalf of the Partnership on targets previously identified by the Company pursuant to a development plan originally projected to extend through March 31, 1996, but which continued through January, 1997. In consideration of such payments, the Partnership obtained rights to the results of such research, and the Company granted the Partnership an exclusive, royalty-free license to use certain patent rights, know-how and technical information owned or licensed by the Company. Under the R&D Agreements, the Company also received an option (the "Purchase Option") to purchase at any time certain or all of the rights owned by the Partnership as a result of the R&D Agreements (the "Partnership Rights") at an option price ranging from $9.4 million up to $19.2 million, depending upon the date of the purchase and the rights purchased. In consideration for the Purchase Option, the Company issued to the Partnership warrants to purchase up to 1,000,000 shares of the Company's common stock (the "Core Warrant") and up to 666,667 shares of the Company's common

                                 PHARMAGENICS, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE  6  -  Agreements with PaineWebber R&D Partners III, L.P.;
In-Process Technology (continued)

stock (the "Purchase Option Warrant"). The Core Warrant is exercisable for a period of five years which commenced July 1, 1996, and the Purchase Option Warrant would have been exercisable for a period of four years following termination of the Purchase Option. The estimated fair value of $580,000 attributed to these warrants upon issuance was charged to research and development expense in 1994. With the modification of the R&D Agreements in March 1995, the exercise price on the Core Warrant and the Purchase Option Warrant was fixed at $2.15 per share, subject to antidilution provisions and other adjustments. In June 1995, the Company executed and delivered a convertible note (the "Note") to the Partnership under which the Company borrowed $1 million at an interest rate of prime plus two percentage points. In lieu of repayment in cash, the Note and accrued interest were converted into 480,242 shares of Series C convertible preferred stock of the Company as of September 30, 1995, which thereby reduced by $1 million research funding from the Partnership under the R&D Agreements. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company.

         In January 1997, in connection with the Proposed Merger, the Partnership exercised its option under the R&D Agreements to exchange the Parthership Rights for additional shares of the Company's preferred stock. This option became exercisable upon the signing of the Merger Agreement and as a result of such exercise, the Company issued to the Partnership in February 1997 298,420 shares of Series A convertible preferred stock, 88,864 shares of Series B convertible preferred stock and 1,641,144 shares of Series C convertible preferred stock. The liquidation preference amount of these preferred shares, $4,750,000, was charged to research and development expense in the first quarter of 1997 because the acquired technology and other rights relate to in-process research and development projects that have not yet reached technological feasibility and the technology currently has no alternative future uses. Upon the exercise of the exchange option by the Partnership, the Purchase Option Warrant and the R&D Agreements terminated, and $315,200 of funding that had been received pursuant to the R&D Agreements and recorded as deferred revenue was offset against research and development expense (in-process technology cost) in the first quarter of 1997. In addition, upon the completion of the Proposed Merger, the Core Warrant will be cancelled.

NOTE  7  -  Amendment to SAGE License Agreement

         Effective September 1995, the Company entered into a license agreement (the SAGE Agreement") with The Johns Hopkins University School of Medicine ("JHU") and Drs. Bert Vogelstein and Kenneth Kinzler, both of JHU, relating to the SAGE (Serial Analysis of Gene Expression) technology. In addition to substantial license fees paid and milestone payments to be made by the Company to retain an exclusive license, the agreement provides for certain additional payments to be made by the Company to JHU in the event the Company sublicenses SAGE technology to third parties or performs SAGE-related services on behalf of third parties.

         In January 1997, in contemplation of the Proposed Merger, the SAGE Agreement was amended to waive any possible right JHU may have to a potential payment of $5 million resulting from the change of control which would arise from the Proposed Merger in exchange for 43,200 shares of the Company's Series B convertible preferred stock to be issued to JHU. If the Proposed Merger is not consummated, the amendment to the SAGE Agreement shall become null and void and the 43,200 shares of the Company's Series B convertibvle preferred stock will not be issued to JHU. The Company is currently in discussions with JHU regarding a license to other present and future discoveries of Dr. Kinzler.

NOTE  8  -  New Accounting Pronouncement

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No.
15. "Earnings per Share" ("APB No. 15"), was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings

                                  PHARMAGENICS, INC.

                             NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE  8  -  New Accounting Pronouncement (continued)

per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the Company's primary or fully-diluted EPS measured under APB No. 15.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

    The following discussion should be read in conjunction with the Financial Statements and notes thereto included earlier in this report.

    Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's research and development activities, business development activities and its results of operations will not differ materially from its expectations. See Note 1 of Notes to Financial Statements for important factors which may cause the Company's actual results to differ materially from expectations. Reference is also made to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.


    To fund its operations since inception, the Company has obtained capital through several private placements of equity, raising approximately $26.5 million. These funds have enabled the Company to pursue internal research, fund and obtain technology rights from academic institutions and pursue research and development collaborations with other companies. As a result of these efforts, the Company has been able to generate license/royalty and research funding revenues of approximately $6.6 million (including research and development funding from PaineWebber R&D Partners III, L.P. (the "Partnership")) since inception.

    Although the Company had been successful in generating funding to maintain its operations, management of the Company has always been aware that the Company would either have to raise large amounts of capital through equity offerings or search for alternative sources of capital in order to optimize the development and exploitation of its technologies. One way the Company attempted to obtain additional funding was to establish collaborative relationships in which funding would be provided to the Company in exchange for sharing of rights to the technology that might be developed from the research supported by such funding. In particular, the Company has recently attempted to raise funds by providing SAGE-technology services to other companies on a fee basis, but, to date, has not generated significant SAGE-service revenues.

    Throughout its history, the Company has contacted many companies to determine their interest in a collaboration. The Company held preliminary discussions with several of these companies, but few of these discussions gave rise to a definitive proposal or agreement with respect to a transaction,

                                PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments - Proposed Merger with Genzyme Corporation (continued)

and the financial proceeds from the collaborations that have been established have not been sufficient to sustain the Company's operations. As the exploration of alternatives continued, it became apparent to the Company that gaining access to equity capital on reasonable terms was becoming more and more difficult, particularly since the Company had been operating for several years yet still lacked clinical-stage therapeutics. In addition, the Company realized that its revenue stream would not be adequate to fund its activities for any significant length of time.

    In early May 1996, representatives of the Company and Genzyme Corporation ("Genzyme") met to discuss opportunities for potential collaborations relating to use of the SAGE technology in conjunction with Genzyme's cancer gene therapy programs. These discussions regarding potential collaborations eventually evolved into preliminary merger discussions, which resulted in the Company and Genzyme entering into a letter of intent, dated October 29, 1996, reflecting an agreement in principle for Genzyme to acquire the Company. Throughout the remainder of 1996 and early 1997, Genzyme and the Company negotiated the definitive terms of the acquisition.

    On February 3, 1997, the Company and Genzyme announced that they had entered into an Agreement and Plan of Merger, dated as of January 31, 1997, (the "Merger Agreement") pursuant to which the Company, on the terms and conditions set forth in the Merger Agreement, is to be merged with and into Genzyme with Genzyme being the surviving corporation (the "Proposed Merger").
 As consideration for the Proposed Merger, Genzyme is to issue approximately 4 million shares (subject to certain adjustments set forth in the Merger Agreement) of a new Genzyme security (the "GMO Stock"), representing 40% of the initial equity interest in a new division of Genzyme, to be known as the Genzyme Molecular Oncology division (the "GMO Division"), and to be formed within Genzyme through the combination of the business of the Company with several of Genzyme's oncology programs. An additional 6 million shares (subject to adjustment) of GMO Stock will be issued for the benefit of the General Division of Genzyme or its stockholders. The GMO Stock will be "tracking stock," which is Genzyme common stock that is intended to reflect the value, and track the performance, of the GMO Division.

    Because the Certificate of Incorporation of the Company requires that, in a transaction such as the Proposed Merger, an aggregate merger preference be provided to holders of the outstanding shares of preferred stock before any amounts can be provided to holders of outstanding shares of common stock, and because such aggregate merger preference exceeds the aggregate value of the 4 million shares of GMO Stock to be issued in the Proposed Merger (based on the valuation given the GMO Stock under the Merger Agreement), no shares of GMO Stock are available for allocation to holders of the outstanding shares of common stock. The applicable share exchange ratio to be used to convert the outstanding shares of preferred stock into GMO Stock, upon effectiveness of the Proposed Merger, is set forth in the Merger Agreement and, as also set forth in the Merger Agreement, upon effectiveness of the Proposed Merger, the outstanding shares of common stock will be cancelled. The Proposed Merger currently is expected to be completed in mid-June, 1997, subject to approval by the Company's stockholders and Genzyme's stockholders and certain other conditions. As required by the Merger Agreement, directors, officers and certain other stockholders of the Company have entered into stockholder agreements with Genzyme pursuant to which they have agreed to vote in favor of the Proposed Merger. The number of shares subject to such agreements is sufficient for approval of the Proposed Merger by the stockholders of the Company.

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

                                 PHARMAGENICS, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Developments - Proposed Merger with Genzyme Corporation (continued)

    As a result of the Company's continued operating losses and lack of available capital resources, the opinion of the Company's independent public accountants on the Company's fiscal 1996 audited financial statements includes an explanatory paragraph stating that the Company's financial condition raises substantial doubt as to the ability of the Company to continue as a going concern. In the event the Proposed Merger is not completed, the absence of other viable strategic alternatives and the present precarious financial condition of the Company raise substantial doubt as to the ability of the Company to continue its operations for more than several months. As a result, in the event the Proposed Merger is not completed, the Company will need to obtain additional financing to continue its operations, and there can be no assurance that financing would be available. The Company may need to obtain funds through arrangements with collaboration partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates. If additional funding is not obtained, the Company would be required to significantly curtail its research activities and eventually cease operations altogether.

Results of Operations

    The Company has not been profitable since inception and, if the Proposed Merger is not completed, expects to incur substantial operating losses in the future, subject to the Company securing additional collaborative agreements. The Company's results of operations and resulting financial condition might vary significantly due to the timing of license fees and contract revenue and the pace of research and development expenditures. The opinion of the Company's independent public accountants on the company's fiscal 1996 audited financial statements includes an explanatory paragraph stating that the Company's financial condition raises substantial doubt as to the ability of the Company to continue as a going concern.

    Revenues were $74,844 for the three months ended March 31, 1997 and $498,470 for the three months ended March 31, 1996. Insurance proceeds from settlement of a loss-claim on reagents represented sixty-nine percent of revenues for the quarter ended March 31, 1997. Revenues earned under a five-year U.S. National Cancer Institute ("NCI") award in the form of a Cooperative Grant in September, 1995 represented the balance of revenues for the quarter ended March 31, 1997. Research contracts were the sole component of revenues for the quarter ended March 31, 1996. Fifty-eight percent of such revenues were from a collaborative agreement with Boehringer Mannheim GmbH ("Boehringer"), thirty-seven percent were from a series of agreements (the "R&D Agreements") with the Partnership and the balance was from a research agreement with Genetic Therapy, Inc. ("GTI"). All funding pursuant to the research agreement with GTI had been received and earned as of March 31, 1996. As of December 31, 1995, all funding pursuant to the R&D Agreements had been received by the Company.

    Research and development expenses were $1,062,649 for the three months ended March 31, 1997 compared to $1,090,645 for the three months ended March 31, 1996. Research staffing totalled 32 at March 31, 1997 and 27 at March 31, 1996; however, the Company has hired staff replacements, as well as added to staffing, at lower salaries. In addition, the Company paid approximately $69,000 in bonuses to its research and development staff in the first quarter of 1996 in an effort to reduce employee turnover. Bonuses were not paid in the first quarter of 1997.

    In-process technology cost of $4,434,800 for the three months ended March 31, 1997 reflects a charge to research and development expense for technology and other rights acquired by the Company from the Partnership in the first quarter of 1997. This acquisition by the Company resulted from the exercise by the Partnership of its option under the R&D Agreements to exchange all of the technology and rights owned by it as a result of the R&D Agreements for additional shares of the Company's preferred stock. This option became exercisable upon the signing of the Merger Agreement and as a result of such exercise, the Company issued to the Partnership in February 1997 298,420 shares of Series A convertible preferred stock, 88,864 shares of Series B convertible preferred stock and 1,641,144

                             PHARMAGENICS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations(continued)

shares of Series C convertible preferred stock. The liquidation preference amount of these preferred shares, $4,750,000, was charged to research and development expense (in-process technology cost) because the acquired technology and other rights relate to in-process research and development projects that have not yet reached technological feasibility and the technology currently has no alternative future uses. Upon the exercise of the exchange option by the Partnership, the R&D Agreements terminated and $315,200 of funding that had been received pursuant to the R&D Agreements and recorded as deferred revenue was recorded as an offset against research and development expense (in-process technology cost) in the first quarter of 1997.

      General and administrative expenses were $340,287 for the three months ended March 31, 1997 and $330,708 for the three months ended March 31, 1996. The three percent increase reflects a $50,000 increase in professional fees as a result of the Proposed Merger, partially offset by a $42,000 decrease in compensation expense as a result of a reduction in administrative staffing from 7 at March 31, 1996 to 5 at March 31, 1997 and the payment of approximately $25,000 in bonuses to the Company's administrative staff in the first quarter of 1996. Bonuses were not paid in the first quarter of 1997.

    The Company's interest income decreased to $3,831 for the three months ended March 31, 1997 compared to $42,161 for the three months ended March 31, 1996, attributed to lower cash and cash equivalent balances.

    Net losses were $5,772,249 for the three months ended March 31, 1997 compared to $895,210 for the three months ended March 31, 1996. In-process technology cost and lower revenues account for most of the increase in net losses.

Inflation

   The Company believes that inflation has not had a material impact on its results of operations.

Financial Condition, Liquidity and Capital Resources

    As of March 31, 1997, the Company had cash and cash equivalents of $359,982, a decrease of $126,127 compared to December 31, 1996. In February 1997, after signing the Merger Agreement, the Company made an initial draw of $1,000,000 under a stand-by credit facility (the "Credit Facility") made available to the Company by Genzyme in October 1996 in anticipation of entering into the Merger Agreement. The Company made additional draws of $650,000 in March, 1997 and $800,000 in May, 1997. Under the Credit Facility, the Company may draw monthly an amount equal to its documented operating costs, up to a maximum amount each month as set forth below:

     Month              Maximum Draw
     --------------     ------------
     December, 1996     $250,000
     January, 1997      $750,000
     February, 1997     $650,000
     March, 1997        $450,000
     April, 1997        $550,000
     May, 1997          $550,000

                              PHARMAGENICS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources (continued)

    Amounts not drawn by the Company in a designated month are available to cover documented expenses in any later month (subject to the limitations described below), provided, however, that if such draws involve individual expenditures in excess of $25,000, such expenditures require Genzyme's consent. The maximum amount of monthly draws will be reduced by 60% of gross revenues received by the Company in the prior month. If the Company's gross revenues in any month beginning with November, 1996 exceed the product of
1.6667 and the maximum draw for the succeeding month, the amount of such excess will be applied first against the maximum amount which may be drawn that may be carried forward from previous months and then any remaining excess will be carried forward and reduce the maximum amount available in subsequent months. An additional draw of $250,000 may be made under the Credit Facility if the SAGE patent licensed by the Company from JHU issues while the Credit Facility is in effect, provided that such draw must be utilized by the Company to fulfill its obligations to JHU. If Genzyme terminates the Merger Agreement under certain circumstances, Genzyme will adjust the amount that may be drawn under the Credit Facility to an additional $1,500,000 over amounts previously drawn and expended, with draws to occur over a period of three months. Amounts advanced under the Credit Facility are evidenced by a Subordinated Convertible Promissory Note (the "Promissory Note"). The Promissory Note bears interest from the date of each advance at a rate of 8.25% per annum and matures on February 10, 2002.

     Cash used in operating activities was $1,763,445 during the three months ended March 31, 1997 compared to $1,128,317 used in operating activities during the three months ended March 31, 1996, primarily due to a reduction in funding under research agreements, increased payments for professional services due to the Proposed Merger and a settlement payment of $62,000 to LBC Capital Resources, Inc. during the first quarter of 1997. During the first quarter of 1996, the Company received approximately $183,000 of contract research payments from Boehringer and $25,000 from GTI, which completed research funding from GTI pursuant to a research agreement. No contract research payments were received by the Company during the first quarter of 1997. Funding required for operating activities during the first three months of 1997 was provided by the use of cash reserves and the Credit Facility. Funding for operating activities during the first quarter of 1996 was primarily provided by the use of cash reserves and proceeds received from the sale of shares of Series C convertible preferred stock in a private placement.

   The Company expects to continue to finance its anticipated operating losses and its capital expenditures into June, 1997 from existing cash reserves, approximately $209,400 of grant funding from NCI (including the receivable at March 31, 1997; see Note 4 of Notes to Financial Statements) and the Credit Facility.

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

   The opinion of the Company's independent public accountants on the Company's fiscal 1996 audited financial statements includes an explanatory paragraph stating that the Company's financial condition raises substantial doubt as to the ability of the Company to continue as a going concern.

                              PHARMAGENICS, INC.
                         PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   On January 24, 1997, the Company and LBC Capital Resources, Inc. ("LBC") executed an agreement which settled an action brought by LBC on July 19, 1996 against the Company in the Superior Court of New Jersey in Bergen County alleging breach of contract and related causes of action arising out of an agreement between the Company and LBC that obligated LBC to assist the Company in finding new sources of capital. LBC asserted in such action that the Company improperly declined to pay LBC a commission in accordance with the agreement and sought damages in excess of $150,000. The Company made a settlement payment of $62,000 to LBC in January 1997. This amount was accrued as a charge to general and administrative expense in 1996.


Item 2.  CHANGES IN SECURITIES

   In January 1997, in connection with the Proposed Merger, the Registrant issued to the Partnership 298,420 shares of Series A convertible preferred stock, 88,864 shares of Series B convertible preferred stock and 1,641,144 shares of Series C convertible preferred stock. For additional information concerning this transactions, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." The issuance of such shares was conducted pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. For additional information concerning the conversion features of the Series A, B and C stock of the Registrant, see the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Numbers   Description and Method of Filing
-------   --------------------------------------
2.1 Agreement and Plan of Merger, dated as of January 31, 1997, by and between Genzyme Corporation and the Company.(1)

3.1       Third Restated Certificate of Incorporation.(2)

3.1(a)    Amendment to Third Restated Certificate of Incorporation.(3)

3.1(b)    Certificate of Designation of Series C Convertible Preferred Stock.(4)

3.2       By-laws, as amended.(5)

4.1 Warrant Agreement dated November 14, 1991 by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent.(5)

4.2       Form of Warrant Certificate.(5)

4.3       Form of Common Stock Certificate and Series B Preferred Stock
          Certificate.(5)

10.1 Lease dated November 20, 1990, as amended, between AETNA Life Insurance Company and the Company.(5)

10.1(a)   Third Amendment to Exhibit 10.1.(6)

10.1(b)   Fourth Amendment to Exhibit 10.1.(3)

10.2 Letter Agreement dated June 8, 1990 between the Company and Michael I. Sherman.(5)

10.3 Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Michael I. Sherman.(5)

10.4 Restricted Stock Purchase Agreement dated April 24, 1991 between the Company and Michael I. Sherman.(5)

                               PHARMAGENICS, INC.

                          PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibit
Numbers   Description and Method of Filing
--------  -----------------------------------
10.5 Incentive Stock Option Agreement dated September 27, 1991 between the Company and Michael I. Sherman.(5)

10.9      Letter Agreement dated July 27, 1990 between the Company and Alan F.
          Cook.(6)

10.9(a) Letter Agreement dated November 17, 1994 between the Company and Alan F. Cook.(6)

10.10 Convertible Preferred Stock and Warrant Purchase Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust.(5)

10.11 Non-Transferable, Non-Qualified Stock Option Agreement dated March 27, 1991 between the Company and Alan F. Cook.(6)

10.11(a) Incentive Stock Option Agreement dated September 27, 1991 between the Company and Alan F. Cook.(6)

10.12 Stockholders' Agreement dated April 24, 1991 among the Company and HealthCare Ventures II, L.P. and Everest Trust (the "Stockholders' Agreement").(5)

10.12(a)  Amendment to Stockholders' Agreement.(7)

10.12(b)  Amendment to Stockholders' Agreement.(2)

10.13 Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to HealthCare Ventures II, L.P.(5)

10.14 Warrant to Purchase Shares of Common Stock dated September 27, 1991 issued to Everest Trust.(5)

10.15     Consent and Agreement to Amend dated September 27, 1991.(5)

10.15(a)  Amendment to Exhibit 10.15.(6)

10.16 Sales Agency Agreement dated as of October 7, 1991, as amended November 13, 1991, between the Company and PaineWebber
          Incorporated.(5)

10.17 Subscription Agreement dated November 14, 1991 among the Company and HealthCare Ventures II, L.P., Everest Trust and Norna Sarofim.(5)

10.18     Registration Agreement dated November 14, 1991.(5)

10.19     Registration Agreement dated November 14, 1991.(5)

10.20 Warrant to purchase Common Stock dated November 14, 1991 issued to PaineWebber Incorporated.(5)

10.21     1991 Stock Option Plan, as amended.(2)

10.22 Equipment Lease Agreement, including Warrant Agreement, as amended, between the Company and Comdisco, Inc.(5)

10.23 + Research Agreement dated March 1, 1989 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(8)

10.24 + License Agreement dated February 5, 1992 among The Johns Hopkins University, Hoffmann-La Roche Inc. and the Company.(8)

10.25 + Agreement dated April 30, 1991 between Hoffmann-La Roche Inc. and the Company.(8)

                                  PHARMAGENICS, INC.

                            PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibit
Numbers   Description and Method of Filing
-------   ----------------------------------
10.26 + Agreement dated April 1, 1990 between Georgetown University and the Company.(5)

10.26(a)  Letter Agreement dated January 25, 1993 modifying Exhibit 10.26.(6)

10.27 + Agreement dated November 1, 1990 between Georgetown University and the Company.(5)

10.28 Consulting Agreement dated November 24, 1990 between the Company and Richard Schlegel.(5)

10.29 Consulting Agreement dated April 3, 1991 between the Company and Bert Vogelstein.(5)

10.30 + License Agreement dated January 15, 1993 between the Company and Genetic Therapy, Inc.(6)

10.31 Incentive Stock Option Agreement dated February 17, 1993, between the Company and Michael I. Sherman.(6)

10.33 Incentive Stock Option Agreement dated February 17, 1993, between the Company and Alan F. Cook.(6)

10.33(a) Incentive Stock Option Agreement dated March 7, 1994, between the Company and Alan F. Cook.(6)

10.34 + Research Agreement effective April 1, 1993 between the Company and Genetic Therapy, Inc.(6)

10.35     Form of Indemnification Agreement.(6)

10.36     1993 Stock Option   Plan, as amended.(2)

10.37     Letter Agreement dated June 15, 1993, between the Company and Michael
          I. Sherman.(9)

10.38 Master Equipment Lease Agreement, including Warrant Agreement, dated September 10, 1993 between the Company and MMC/GATX Partnership No. 1.(9)

10.39     1994 Independent Directors Stock Option Plan, as amended.(2)

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

10.42 Amendment dated March 23, 1994, to Agreement of April 30, 1991 between Hoffmann-La Roche Inc. and the Company including Stock Purchase Agreement and Warrants to purchase an aggregate of 150,000 shares of Common Stock.(7)

10.43 + Program Agreement dated as of April 1, 1994 between the Company and PaineWebber R&D Partners III, L.P. (the "Partnership").(10)

10.43(a) +First Amendment to Program Agreement, including Amended and
          Restated Glossary.(8)

                             PHARMAGENICS, INC.
                        PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibit
Numbers   Description and Method of Filing
--------  -----------------------------------
10.44 + Development Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.44(a)+ Amended and Restated Development Agreement.(8)

10.45 + Purchase Option Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.45(a)+ Amended and Restated Purchase Option Agreement.(8)

10.46 Technology Agreement dated as of April 1, 1994 between the Company and the Partnership.(10)

10.46(a)  Amended and Restated Technology Agreement.(8)

10.47 + Core Warrant dated as of April 1, 1994 issued by the Company to the Fund.(10)

10.47(a)  Amended and Restated Core Warrant.(8)

10.48 + Purchase Option Warrant dated as of April 1, 1994 issued by the Company to the Partnership.(10)

10.48(a)+ Amended and Restated Purchase Option Warrant.(8)

10.49 + Stock Purchase Agreement dated as of March 15, 1995 between the Company and the Partnership.(8)

10.50 + Loan Agreement dated as of February 13, 1995 among the Company, HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., Everest Trust and Larry Abrams.(8)

10.50(a)  Amendment No. 1 to Exhibit 10.50.(3)

10.51 + Letter Agreement dated September 13, 1994, between the Company and Boehringer Mannheim GmbH, as supplemented December 7, 1994.(8)

10.52 + License Agreement dated as of September 1, 1995, between the Company and The Johns Hopkins University.(3)

10.52(a)  Amendment No. 1 to License Agreement.(11)

10.53 Letter Agreement dated June 8, 1995, between the Company and A. Steven Franchak.(3)

10.54 Non-Qualified Stock Option Agreement dated July 6, 1995, between the Company and A. Steven Franchak.(3)

10.54(a) Incentive Stock Option Agreement dated September 1, 1995, between the Company and A. Steven Franchak.(12)

10.55 Convertible Note dated June 8, 1995, between the Company and the Partnership.(3)

10.56     Registration Rights Agreement dated February 13, 1996.(12)

10.57 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and A. Steven Franchak.(12)

10.58 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and Arthur H. Bertelsen.(12)

10.59 Incentive Stock Option Agreements dated September 25, 1995 and March 18, 1996, between the Company and Alan F. Cook.(12)

                                 PHARMAGENICS, INC.

                            PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibit
Numbers   Description and Method of Filing
--------  -----------------------------------
10.62 Letter Agreement dated June 27, 1996, between the Company and Michael I. Sherman.(12)

10.63 Incentive Stock Option Agreements dated September 25, 1995 and June 27, 1996, between the Company and Michael I. Sherman.(12)

10.64 Letter Agreement, dated September 1, 1994, between the Company and PaineWebber Incorporated.(12)

10.65 Indemnification Agreement, dated August 15, 1996, between the Company and PaineWebber Incorporated.(12)

10.66 Letter Agreement, dated January 10, 1997, between the Company and PaineWebber Incorporated.(11)

10.67 Subordinated Convertible Promissory Note, dated February 10, 1997, payable to Genzyme Corporation.(11)

10.68 Amendment and Agreement, dated as of January 31, 1997, between the Company and PaineWebber R&D Partners III, L.P. (amending Exhibit 10.49).(11)

27        Financial Data Schedule.(13)

_____________________

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

(11) Incorporated by reference to the corresponding Exhibit number of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(12) Incorporated by reference to the corresponding Exhibit number of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Filed herewith.

REPORTS ON FORM 8-K:

    The Registrant filed a Current Report on Form 8-K, dated February 18, 1997, to report under Item 5 thereof the execution of the Agreement and Plan of Merger, dated as of January 31, 1997, between the Registrant and Genzyme Corporation, and to file a copy of such agreement as an exhibit under Item 7 thereof.

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

                                  PHARMAGENICS, INC.
                                  /s/  Michael I. Sherman
                                  ------------------------
                                  Michael I. Sherman, President
                                  and  Chief Executive Officer

                                  /s/  A. Steven Franchak
                                  ------------------------
                                  A. Steven Franchak, Vice President,
                                  Chief Financial Officer and Treasurer



Date:  May 19, 1997